Form 10-Q
period 2010-09-30
Zyto Corp
filed 2010-11-15
CIK 1406796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to              .

Commission File Number 001-34826

ZYTO CORP
(Exact name of registrant as specified in its charter)

Delaware	20-5534033
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
387 South 520 West, Suite 200
Lindon, UT
(Address of principal executive offices)

84042
(Zip Code)

Registrant’s telephone number, including area code: (801) 224-1799

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐    No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate website every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).    Yes   ☐   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,932,543 shares of common stock, par value $0.0001 per share, as of November 15, 2010.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Page
Item 1:	Financial Statements:	F-1
	Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009 (Unaudited)	F-1
	Condensed Consolidated Statements of Operations for the three months ended September 30, 2010 and 2009 and for the nine months ended September 30, 2010 and 2009 (Unaudited)	F-2
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 (Unaudited)	F-3
	Notes to Condensed Consolidated Financial Statements (Unaudited)	F-4
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Item 3:	Quantitative and Qualitative Disclosures about Market Risk	16
Item 4:	Controls and Procedures	17

PART II – OTHER INFORMATION

Item 6:	Exhibits	18

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements

ZYTO CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$27,034	$50,289
Accounts receivable, net of allowance for doubtful accounts of $26,698 and $14,262, respectively	268,973	197,957
Notes receivable related party	30,937	31,737
Prepaid expenses	42,514	33,047
Inventories	99,387	192,164
Other current assets	12,400	14,243

Total current assets	481,245	519,437

Property and Equipment, net of accumulated depreciation of $169,237 and $128,088, respectively	153,629	96,777
Technology (See Note 9)	202,818	101,301
Long Term Investment	50,000	38,699

Total assets	$887,692	$756,214

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$395,455	$325,652
Accounts payable related party	6,075	72,523
Accrued expenses	116,499	68,845
Accrued interest related party	276,847	277,069
Line of credit	100,000	100,000
Short-term related party note payable	47,702	90,373
Short-term note payable	5,030	40,821
Deferred revenue	15,149	25,229
Warranty reserve	8,476	8,476

Total current liabilities	971,233	1,008,988

Related Party Note Payable, net of discount of $289,708 and $0, respectively	2,210,292	2,500,000

Deferred Income Tax Liability	9,095	9,095

Total liabilities	3,190,620	3,518,083

STOCKHOLDERS' DEFICIT
Common stock, par value $.0001 per share, 80,000,000 shares authorized and 34,932,543 and 30,662,543 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	3,493	3,066
Additional paid-in capital	5,168,819	4,590,549
Subscriptions receivable	(2,000)	(2,000)
Accumulated deficit	(7,473,239)	(7,353,484)

Total stockholders' deficit	(2,302,927)	(2,761,869)

Total liabilities and stockholders' deficit	$887,692	$756,214

ZYTO CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues, net	$1,052,266	$1,106,259	$2,963,098	$2,347,603
Cost of Sales	93,546	96,434	232,192	197,564

Gross Profit	958,720	1,009,825	2,730,906	2,150,039

Operating Expenses:
Selling and marketing expenses	551,609	479,007	1,385,017	939,385
General and administrative expenses	375,389	243,996	1,123,027	659,999
Research and development expenses	19,262	1,913	95,844	74,473

Total operating expenses	946,260	724,916	2,603,888	1,673,857

Income (Loss) from operations	12,460	284,909	127,018	476,182

Other Expense:
Interest expense	(88,809)	(40,736)	(246,774)	(133,533)

Total other expense	(88,809)	(40,736)	(246,774)	(133,533)

Loss before Income Taxes	(76,349)	244,173	(119,756)	342,649

Income Tax Provision	-	-	-	-

Net Income (Loss)	$(76,349)	$244,173	$(119,756)	$342,649

Basic and Diluted Earnings (Loss) Per Share	$(0.00)	$0.01	$(0.00)	$0.01

Basic and Diluted Weighted Average Shares Outstanding	34,932,543	30,662,546	33,669,933	29,684,605

ZYTO CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2010	2009
Cash Flows from Operating Activities:
Net income/(loss)	$(119,756)	$342,649
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	41,148	27,945
Stock based compensation	149,055	20,000
Changes in operating assets and liabilities:
Accounts receivable	(71,016)	(143,479)
Inventories	92,778	94,137
Prepaid expenses	(9,467)	(23,607)
Other current assets	1,843	(48,236)
Accounts payable	69,803	(142,987)
Accounts payable related party	3,486	10,873
Accrued expenses	47,654	(662)
Accrued interest related party	69,778	57,268
Deferred revenue	(10,080)	3,925

Net cash provided by operating activities	265,226	197,827

Cash Flows from Investing Activities:
Purchase of equipment	(98,000)	(58,280)
Purchase of technology	(101,517)	(75,026)
Long term investment	(11,301)	(29,699)
Proceeds from related party notes receivable	800	-

Net cash used in investing activities	(210,018)	(163,005)

Cash Flows from Financing Activities:
Principal payments on related party notes	(42,671)	(44,549)
Proceeds from notes payable	-	63,818
Principal payments on notes payable	(35,791)	(12,797)
Proceeds from line of credit	50,000	-
Principal payments on line of credit	(50,000)	(50,000)

Net cash used in financing activities	(78,462)	(43,528)

Net Decrease in Cash	(23,255)	(8,707)

Cash, Beginning of Period	50,289	28,998

Cash, End of Period	$27,034	$20,291

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	91,157	76,264
Conversion of accrued interest to common stock	-	15,000
Conversion of accrued interest for exercise of warrants	70,000	-
Conversion of debt to common stock	69,934	-

ZYTO CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Organization and Business Activity

Organization – Our Company consists of ZYTO Corp (a Delaware corporation, formerly known as Quiver Corporation (Quiver)) and its wholly owned subsidiary, ZYTO Technologies, Inc. (a Nevada corporation).

On September 12, 2005 Xito Corp (which was incorporated in Nevada on December 30, 2004) changed its name to ZYTO Corp.

On September 7, 2006 the founder of ZYTO Corp (a Nevada corp.) entered into a share exchange agreement with Quiver. At the date of the share exchange agreement, Quiver had no assets or liabilities and had 12,774,748 shares issued and outstanding. Per the share exchange agreement, ZYTO Corp (a Nevada corp.) exchanged 10,469,500 shares (which represented 100% of the shares issued and outstanding of ZYTO Corp (a Nevada corp.)) for 5,234,750 shares of Quiver on a 2-for-1 exchange basis. As part of the same transaction the majority Owner of ZYTO Corp (a Nevada corp.) also exchanged 300,000 shares of an unrelated entity for 8,020,000 shares of Quiver. As a result, the shares issued to ZYTO Corp (a Nevada corp.) and its majority Owner represented a controlling interest, and the transaction has been accounted for as a reverse merger with ZYTO Corp (a Nevada corp.) being considered the acquirer for accounting purposes. Accordingly, our historical consolidated financial statements include the results of operations and cash flows of ZYTO Corp (a Nevada corp.), and the consolidated operations and cash flows of Quiver subsequent to September 7, 2006.

Also, on September 7, 2006, Quiver changed its name to ZYTO Corp (a Delaware corporation).

On April 20, 2007, ZYTO Corp (a Nevada corp.) changed its name to ZYTO Technologies, Inc.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries at September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the condensed consolidated financial position and results of operations of the Company for the periods presented in accordance with accounting principles generally accepted in the United States of America.

The accompanying unaudited consolidated interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been omitted.  The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended December 31, 2010.

ZYTO CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Business Activity – Our operations consist of the manufacturing and distribution of bio-communication devices and software designed to facilitate communication between computers and the human body.

On December 31, 2009, we dissolved our wholly owned subsidiary, ZYTO Health, Inc. (a Utah corporation).  This subsidiary engaged in the distribution of nutritional supplements.

Business Condition – For the three months ended September 30, 2010 and 2009, we achieved sales revenues of $1,052,266 and $1,106,259 which resulted in a net loss of $76,349 and net income of $244,173.  For the nine months ended September 30, 2010 and 2009, we achieved sales revenues of $2,963,098 and $2,347,603 which resulted in a net loss of $119,756 and net income of $342,649.  We have operated with net losses historically and have an accumulated deficit of $7,473,239 as of September 30, 2010. We had positive cash flows from operating activities of $265,226 and $197,827 for the nine months ended September 30, 2010 and 2009, respectively.

Note 2.   Summary of Significant Accounting Policies

This summary of significant accounting policies of ZYTO Corp and Subsidiaries is presented to assist in understanding our consolidated financial statements.  The consolidated financial statements and notes are representations of our management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Principles of Consolidation – The accompanying unaudited condensed consolidated financial statements include our accounts, and those of our subsidiaries in which we have a controlling financial interest. All significant intercompany transactions and accounts are eliminated in consolidation.

Use of Estimates – In preparing our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods.  Actual results could differ from those estimates.

Revenue Recognition – We recognize revenue from customers upon the delivery of the system hardware.  At the time payment is received, the system hardware is shipped and the customer receives an e-mail which includes a link to download the software.  Upon shipment, the customer has no right of return and the transaction is final.  Thirty days from the date of purchase, the customer is required to pay a monthly subscription fee in order for the software to remain active.  Subscription revenue is recognized upon the performance of services.  In the event the customer cancels their monthly subscription or the monthly subscription fee is not received, the software automatically deactivates and the equipment is no longer functional.

Revenues are shown net of any related sales or use taxes for sales transactions where applicable.

ZYTO CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounts Receivable – Accounts receivable represent monies due to us for products sold and services rendered and are considered current. We periodically review accounts receivable for amounts considered uncollectible and are shown net of an allowance for doubtful accounts of $26,698 and $14,262 at September 30, 2010 and December 31, 2009.

Advertising – Advertising costs attributable to revenues generated during the current period are expensed as incurred and were $51,193 and $112,343 for the three months ended September 30, 2010 and 2009, and $231,800 and $157,979 for the nine months ended September 30, 2010 and 2009.

Recent Accounting Pronouncements – In June 2009, the Financial Accounting Standards Board (FASB), issued accounting guidance on the consolidation of variable interest entities (VIEs). This new guidance revises previous guidance by eliminating the exemption for qualifying special purpose entities, by establishing a new approach for determining who should consolidate a variable-interest entity and by changing when it is necessary to reassess who should consolidate a variable-interest entity.  This guidance is effective at the beginning of the first fiscal year beginning after November 15, 2009. Early application is not permitted.  The adoption of this accounting guidance does not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued accounting guidance which changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non software components that function together to deliver the tangible product's essential functionality are excluded from the software revenue recognition guidance given prior to this new guidance. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance.  This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this accounting guidance is not expected to have a material impact on our consolidated financial statements.

ZYTO CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In January 2010, the FASB issued guidance requires an entity to disclose the following:

•	Separately disclose the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe reasons for the transfers.

•
Present separately information about purchases, sales, issuances and settlements, on a gross basis, rather than on one net number, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3).

•	Provide fair value measurement disclosures for each class of assets and liabilities.

•
Provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for fair value measurements that fall in either Level 2 or level 3.

This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010. The adoption of this accounting guidance is not expected to have a material impact on our consolidated financial statements.

Note 3.  Long Term Investment

In December 2008, we entered into a joint venture with InteMedica (Shanghai) Investment Limited and SES Investment Limited to advance our technology in the People’s Republic of China.  As part of the joint venture, we contributed technology in the form of software and hardware and a capital contribution amount of $50,000 as of September 30, 2010.  The other parties contributed technology, operating and marketing experience in the People’s Republic of China and a capital contribution amount of $1,200,000.  We own a 15 percent interest in the joint venture.

On September 21, 2009, the parties amended certain provisions of the agreement to pay us a royalty of 15 percent of revenue received related to hardware, software and subscription sales attributable to our intellectual property.  As of September 30, 2010, we had not recognized any revenue as a result of the joint venture.

Goodwin Wang, a member of our Board of Directors from March 2007 through August 2009, owns 60 percent of SES Investment Limited.

ZYTO CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4. Inventory

Inventory consists of the following as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
Raw Materials	$6,577	$40,230
Finished Goods	92,810	151,934
	$99,387	$192,164

During the year ended 2008, we entered into an agreement with a third party fulfillment center to manage all services relating to procurement, warehousing, ordering, processing, and shipping of inventory.  As part of the agreement, all inventory is considered collateral against any outstanding debt.

Note 5. Property and Equipment

Property and equipment consists of the following as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
Computer equipment	$128,554	$105,661
Furniture and fixtures	93,165	21,302
Production equipment	61,185	57,940
Software	39,962	39,962
	322,866	224,865
Accumulated depreciation	(169,237)	(128,088)
	$153,629	$96,777

Depreciation expense for the three months ended September 30, 2010 and 2009 was $14,420 and $10,153, and $41,148 and $27,945 for the nine months ended September 30, 2010 and 2009.

Note 6. Line of Credit

During the year ended December 31, 2007, we entered into a line of credit with a financial institution for $100,000.  As of September 30, 2010, the amount drawn on the line totaled $100,000.  The interest rate to be applied to the unpaid principal balance during the term is 2 percentage points over the index, resulting in a rate of 5.25% per annum at September 30, 2010.  The entire principal balance and any accrued and unpaid interest was due on October 25, 2010.  We are currently in the process of obtaining a one year extension with our financial institution.  We will continue to make monthly interest only payments.

ZYTO CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7. Notes Payable

On February 4, 2009, we issued a note payable in the amount of $11,188 to our landlord.  We retired the note on April 27, 2010.

On July 16, 2009, we purchased assets in exchange for a note of $52,360.  We are making monthly payments of $3,400.

Notes payable consist of the following as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
Unsecured note payable, 0% interest,
due on demand	$-	$5,191

Secured note payable, 0% interest,
monthly payments of $3,400, final payment
due November, 2010	5,030	35,630

	$5,030	$40,821

Note 8. Related Party Notes Payable

On January 1, 2005, we issued a note payable in the amount of $5,000,000 to Vaughn R Cook, Chairman and CEO, for intellectual property, consisting of the license to develop the Hand Cradle and Tower, the initial software package, and the methods of programming Virtual Stimulus Items.  During the year ended December 31, 2005, we expensed the purchased assets and classified the expense as research and development costs.  During the year ended December 31, 2005, we recognized a discount of $463,753, using an effective interest rate of 5 percent.  We amortized this discount by recognizing interest expense of $232,076 and $231,677 during the years ended December 31, 2006 and 2005, respectively.  Per the terms of the agreement, interest began to accrue at an effective interest rate of 5 percent as of January 1, 2007 and the note was scheduled to mature on December 31, 2009.  In November 2006, Dr. Cook converted $2,500,000 to common stock at a per share price of $0.50.  The shares were issued to the Vaughn R and Kathryn C. Cook Foundation.  On January 1, 2010, we executed an amended promissory note with Dr. Cook, extending the maturity date to December 31, 2012 and increasing the interest rate from 5 percent to 7 percent per annum.  On February 2, 2010, we granted a warrant to purchase 1,750,000 shares of common stock to Dr. Cook in exchange for the amended terms. This warrant had an exercise price of $0.04 per share and was exercisable through January 30, 2011. This warrant was valued at $375,547 using the Black-Scholes pricing model with the following assumptions: risk free interest rate of 0.30%, dividend yield of 0.0%, volatility of 199% and an expected life of 1 year.  On February 3, 2010, Dr. Cook exercised the warrant for 1,750,000 shares of common stock.  Accordingly, the warrant value of $375,547 will be recognized as interest expense over the length of the amended promissory note.  As payment for the exercise, Dr. Cook converted accrued interest of $70,000 due from us on outstanding notes. We recognized interest expense from the amended promissory note of $44,108 and $31,508 for the three months ended September 30, 2010 and 2009, and $130,411 and $93,493 for the nine months ended September 30, 2010 and 2009.

ZYTO CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the three months ended June 30, 2010, a prior interim period adjustment was made to properly account for the aforementioned warrant value.  See Note 11, paragraph 4, for further explanation.

On January 28, 2008, a note payable was issued as part of the InteMedica, LLC acquisition. Per the terms of the $164,000 note, interest began to accrue at a rate of 3 percent per annum.  As of February 15, 2008, the interest rate increased to 36 percent per annum.  On August 1, 2009, we negotiated an interest rate adjustment from 36 percent to 12 percent per annum and agreed to monthly payments of $8,000 until paid.  During the three months ended September 30, 2010, we made principal payments totaling $5,139.  As of September 30, 2010, the note payable balance was $47,702 and accrued interest totaled $445.

Related party notes payable consist of the following as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
Unsecured not payable to shareholder, interest at 5%,
principal and interest originally due December 31, 2009,
extended to December 31, 2012 with interest at 7%	$2,500,000	$2,500,000

Unsecured note payable to InteMedica, LLC,
interest at 12%, monthly payments of $8,000 until paid	47,702	81,570

Unsecured note payable to shareholder, interest at 7%,
principal and interest due June 30, 2010	-	8,803

Total related party notes payable	2,547,702	2,590,373
Less current portion	(47,702)	(90,373)
Long term portion	$2,500,000	$2,500,000

ZYTO CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9. Technology

We capitalize all salaries and associated expenses relating to significant enhancements and upgrades to our proprietary software.  Technological feasibility is established once we have completed the planning, designing, coding and testing activities and we conclude that the software meets its design specifications including functions, features, and technical performance requirements.  We capitalized $52,956 and $32,567 during the three months ended September 30, 2010 and 2009, and $101,517 and $75,026 during the nine months ended September 30, 2010 and 2009.  The software is expected to be complete and released during the first quarter of 2011.  Amortization will begin upon the completion and release of the software. The costs will be amortized over the useful life of the software.

Note 10. Commitments and Contingencies

Operating Leases – We are obligated under certain non-cancelable operating leases for the rental of office space.  Total lease expense for the three months ended September 30, 2010 and 2009 was $31,429 and $15,831, and $84,591 and $48,693 for the nine months ended September 30, 2010 and 2009.  Future minimum lease payments under non-cancelable operating leases are as follows:

2010	$104,763
2011	128,858
2012	132,753
2013	136,734
Total minimum payments	$503,108

Note 11. Equity

During the year ended December 31, 2009, we entered into a verbal agreement with a public relations firm to provide public and financial communication services.  As compensation for services, two shareholders transferred a total of 1,170,000 shares of unrestricted common stock on behalf of us.  The shares were valued at approximately $0.06 per share.  Accordingly, we recorded two payables to reimburse the two shareholders.  On February 24, 2010, we satisfied the note payables by issuing 1,170,000 shares of restricted common stock to the shareholders.

On February 1, 2010, we entered into a subsequent agreement with the public relations firm retained in 2009 to provide public and financial communication services.  The agreement was for a period of 90 days.  As compensation for services, we agreed to remit on a monthly basis $15,000 in cash along with 50,000 shares of restricted common stock.  Accordingly, for the nine months ended September 30, 2010, we issued 150,000 shares of common stock.  The shares were valued at $0.24 per share.

ZYTO CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On February 2, 2010, we granted a warrant to purchase 1,750,000 shares of common stock to Vaughn R Cook, Chairman and CEO, in exchange for the amended and restated terms. This warrant had an exercise price of $0.04 per share and was exercisable through January 30, 2011. This warrant was valued at $375,547 using the Black-Scholes pricing model with the following assumptions: risk free interest rate of 0.30%, dividend yield of 0.0%, volatility of 199% and an expected life of 1 year.  On February 3, 2010, Dr. Cook exercised the warrant for 1,750,000 shares of common stock.  Accordingly, the warrant value of $375,547 will be recognized as interest expense over the length of the amended promissory note.  As payment for the exercise, Dr. Cook converted accrued interest due from us on outstanding notes.

On June 15, 2010, we entered into an additional subsequent agreement with the public relations firm retained in 2009 and 2010 to provide public and financial communication services.  The agreement is for a period of twelve and one half months.  As compensation for services, we issued 1,200,000 shares of restricted common stock.  The certificates are being held in escrow and transferred to the public communications firm in 100,000 increments on a monthly basis as services are performed.  The shares will be valued at $0.081, resulting in a total contract value of $97,200.  This amount will be expensed over the life of the agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Form 10-Q contains forward-looking statements.  All statements other than statements of historical facts are forward-looking statements, including any projections of milestones, royalties or other financial items, any statements of the plans and objectives of management for the future operations, any statements concerning research and development, proposed new products of licensing or collaborative arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing.  In some cases, forward looking statements can be identified by the use of terminology such as “believes”, “might”, “will”, “expects”, “plans”, “anticipates”, “estimates”, “potential”, or “continue”, or the negative thereof, or other comparable terminology.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including the risk factors included in our Form 10 which was filed with the Securities and Exchange Commission on November 3, 2010.

About ZYTO Corp

Our operations consist of the manufacturing and distribution of “biocommunication” devices and software designed to facilitate communication between computers and the human body. Biocommunication is accomplished by providing a direct connection between a computer and a living organism (i.e., humans or animals), which facilitates in determining biological preference and perception reframing.  Biological preference is a physical preference to certain clinical or wellness options, like vitamins, minerals, and other nutritional supplements.  Perception reframing is a technique that opens a person to a different way of seeing a circumstance, an opportunity, a problem, or a relationship.  Both of these applications involve concepts that are natural outgrowths of the field of complementary and alternative medicine. Complementary and Alternative Medicine (“CAM”) is a diverse group of medical and health care systems, practices, and products that are not generally associated with medicine and medical practices common to western hospitals.  These include, but are not limited to, acupuncture, homeopathy, chiropractic, massage, naturopathic medicine, and the use of herbs and nutritional supplements.  With many CAM modalities becoming more accepted in allopathic medicine (acupuncture, for example), the line between CAM and ‘mainstream’ medicine has increasingly become thin and gray.

Our Business Strategy

Our primary financial objective is to market our technology to both healthcare professionals and retail consumers.  We consider retail consumers to be non-healthcare professionals who purchase our technology.  Financial objectives include collecting initial setup fees, and maintaining and collecting ongoing monthly subscription payments from those with whom we place our products.  Because these payments are nominal, our goal is to place a large number of software installations and to provide service and value that motivates our customers to continue making monthly subscription payments.  All of our products are internet-centric, meaning that our products are deployed over the internet, updated through the internet, and each month the user’s software license is renewed over the internet by syncing the products that they purchase from us with our secured server.  Software development and improvement is an ongoing, and one of our most important functions.  As more powerful development tools are made available and as the internet becomes a more powerful vehicle for our products, we intend to capitalize on this improvement by improving our products with increased speed and power.

Marketed Products

Our technology is designed to be used in a ‘fee for services’ environment.  All of our products are designed to facilitate the sale of nutritional supplements, whether the healthcare professional charges the client for the biosurvey or not.  In every instance a significant measure of our customer’s success is the financial benefit our technology provides them.  Proper use will include an ability to explain the technology, proper placement, operation, and billing practices.

Marketing and sales are segregated into two distinct areas:  Compass and Healthcare Professional.

Compass

The Compass is a consumer device, sold to distributors of nutritional products who sell through direct sales or network marketing channels.  Before we create a Compass with a library of products for any direct sales or network marketing company, that company must meet two requirements: at least 25 products in their product offering, and at least 5,000 distributors.  Once an eligible company has been identified we will obtain a sample of each of their products.  A Virtual Stimulus Item (“VSI”) for each of these products is then created and organized into a library of biosurveys.  The Compass is then offered for sale. VSI’s are created in the software using a proprietary process wherein a unique binary string, sometimes referred to as a ‘binary signature’ is generated, converted to a signal, and that signal is then linked to the physical item.

The Compass operates similarly to the ‘Healthcare Professional only’ products.  The difference is the presentation of the data in the final report and the VSIs available for inclusion in the biosurvey.  It uses the biosurvey process in the same way as the professional only line of products but the final report provides a lot less detail.  The Compass is sold to ‘non-professionals’ who may not have any medical background or licensure.  For this reason the Compass report does not identify detail like specific biomarkers or dR numbers (deviation Ratio-a proprietary calculation based on the body’s response to a VSI).  It is also limited in its flexibility.  Compass operators are only allowed to alter the program by filtering its product library according to their physical product inventory.  If the inventory filter is used the Compass biosurvey will only use the VSIs for products the operator indicates are part of his/her product inventory.

The Compass biosurvey first records the body’s response to a number of VSIs referred to as biomarkers.  These VSIs are representative of 75 anatomical components of the body.  The results of this part of the biosurvey are displayed graphically in what is called a “Stress Profile.”

VSIs that generated the most aggressive responses are plotted outside a range circle and are considered ‘out of range’.  Next, VSIs for a number of products are used to determine and rank biological preference for each.  The method for determining biological preference is the ‘baseline-stimulus-response’ sequence.  The product with the highest positive dR is then used as the stimulating VSI as each of the out-of-range biomarkers are reassessed.  The stress profile will indicate which biomarkers move into range.  If all biomarkers do not move into range the VSI for the product with the next highest positive dR is used along with the first as the stimulating signal as the biomarkers are again reassessed.  This process is repeated, adding a new product each time, until the stress profile is resolved, i.e., until all biomarkers have moved into range.

LSA Pro 4.0 and Elite 5.0

The LSA Pro 4.0 (currently in the market) and Elite 5.0 (an upgrade to the LSA Pro scheduled to be released January 2011) are both sold only to healthcare professionals.  These products are the most versatile and capable products in the ZYTO lineup.  They give the operator an extensive library of VSIs and the ability to add new VSIs to their library.  The operators also have the ability to author their own biosurveys and to deploy them to other ZYTO systems, specifically the Balance 3.0 and Select 5.0 (also scheduled for release January 2011).  Additionally, the operators are able to test remotely over the internet.  Remote biosurveys are conducted over the internet with a client having a hand cradle connecting to a practitioner with ZYTO software in a distant location.  The connection is made over the internet.

Balance 3.0 and Select 5.0

The Balance 3.0 (currently in the market) will be replaced with the Select 5.0 (scheduled for release January 2011).  These are products designed to run a limited number of biosurveys.  These two products are similar to the Compass in this regard, but because they are sold only to healthcare professionals their final reports are much more detailed and in-depth than the Compass.  These products can also test remotely over the internet.

One of the biosurveys built into the Balance scans a number of VSIs relating to vertebrae, teeth, and acupuncture meridians and the Balance draws the body’s response to these items in a graph called a Stress Profile.  The Balance then measures the body’s responses to the VSIs representative of various products.  The products with the highest biological preference are then used in a reassessment of the stress profile.  As these products are introduced throughout the reassessment process the stress profile changes.  The change indicates the expected physical benefit the client will receive when the supplements are taken, making the process a ‘simulation’ of actually taking the supplements.  The presentation of the data in the final report is both educational and motivating to the client.  The education comes in the form of describing the products for which they show the highest biological preference, and the motivation because the descriptions will often match what they know about their own health conditions or concerns.  The structure of the report is also motivating, making it simple to understand the benefit that can be expected from the products shown.

Balance 5.0

As a means of generating business for the Healthcare Professional Products, we have created a Strategic Marketing Partner Program (hereinafter, the “SMP Program”).  Currently there are three companies that participate in the SMP Program: Nutri-West, Biotics Research Corporation, and Premier Research Labs (collective, the “SMP Companies”).   The SMP Program was formed with the objective of creating more business for each party.  The SMP desires to have us customize certain technology applications with the intent of adding value specifically for the SMP and to help the SMP and its affiliated health professionals sell more SMP nutriceutical products to customers and patients.  We desire to have the SMP provide additional marketing cooperation by including our customized technology products in certain advertising, seminars, and other marketing sales efforts.  It is the intent of both parties to work cooperatively to use our technology to help serve the SMP’s customers and their affiliated health professional’s customers and patients more effectively.

For each SMP company, we create a Balance 5.0.  The Balance 5.0 is designed to be used in a health clinic to identify SMP Company products for which clients have a biological preference.  This, along with other information provided by the Balance 5.0, assists healthcare professionals in making better nutritional supplement recommendations to their clients.

EVOX

EVOX is a perception reframing tool.  It comes with a hand cradle for the purpose of running biosurveys and is used with a headset that plugs into the computer.  The EVOX measures the frequencies (energy) in the voice and uses that information to facilitate what is called perception reframing.

Information carried in the voice exceeds the words spoken.  For example, with a phone call from a stranger, in very few seconds you will likely know the caller’s gender, race, approximate age, general health, and what part of the world they lived in when they were young (their accent).  All this non-articulated information is carried in the voice.  Non-articulated information varies with each topic.  In addition to age, gender, etc. voice carries attitudes, memories, beliefs, etc.  In short, voice carries perception.

Perception is important because in many instances it creates reality.  Thus, to the extent perception is inadequate, reality can be dysfunctional.  An example of an inadequate perception would be the person who believes all dogs are mean.  While it is true that some dogs are mean, all are not, and a person with this perception will live a dysfunctional ‘dog’ reality.

Another interesting characteristic of perception is that it is almost entirely subconscious, resulting in behaviors that are ‘driven’ by reasons we may not understand or even be aware of.  This subconscious nature makes perceptions almost impossible to alter so they remain static and we live our lives as a recurrent expression of the same dysfunctions.

The EVOX process begins with a short recording, with the client speaking about a specific topic for about ten to fifteen seconds.  EVOX uses the microphone and the computer’s sound card to record the frequencies in the voice, referred to as voice energy.  Those frequencies are plotted into a graph called a Perception Index.  The Perception Index is then analyzed by the computer and ‘holes or gaps’ (frequencies that are absent) in the frequency pattern are used to determine various frequency VSIs that could be used in the reframe process.  The computer-determined VSIs are then placed into a biosurvey which runs while the client’s hand is on the hand cradle.  VSIs that generate a negative dR are deleted; those creating a positive dR are saved and are then output to the hand cradle sequentially over a period lasting thirty seconds to ten minutes, depending on operator preference.  During the output period EVOX plays easy-to-listen-to music into headphones worn by the client and the client is instructed to close his eyes and think about the topic of which he is speaking.  At the end of the output phase the computer resets for the next recording.  This cycle is called a round.  This is Perception Reframing.  Perception Reframing can result in an improved golf game, a better relationship with a spouse or child, or the elimination of some self-sabotaging behavior.  This shift is not the result of ‘treating a condition.’ Rather, it is simply expanding or reframing the way the topic is perceived by the client.  Expanded perception creates an ability to exercise more choice.

The objective of EVOX and perception reframing is to identify the position of the Perception Index and then use VSIs for frequencies to facilitate a reframe or shift in perception.  This can be significant to the extent a person’s reality is created by his perception.  Filling in the biosurvey involves the process of stimulus (with the VSI) and response (expressed as a dR).  The EVOX expands that process by using the voice as a feedback loop in the process.  With EVOX the hand cradle is used in the same way, but voice becomes the primary indicator of perception and the achievement of a subsequent shift or reframe of perception.

5.0 Platform and ZYTOLife.com

The 5.0 Platform is the 2010-2011 update to ZYTO Technology.  It is being released in phases.  Software upgrades are downloaded to existing customers over the internet.  The first product to be updated and released was EVOX 5.0.  The next product was a new version of the Balance called Balance 5.0.  This product was first shipped mid-July 2010.  The Elite 5.0 will be the upgrade and replacement for the LSA Pro 4.0 and is scheduled for release January 2011.  A new product, Select 5.0 will be an upgrade to the Balance 3.0 and is scheduled for release along with the Elite and with a new website, ZYTOLife.com.  ZYTOLife.com was first (prematurely) announced in 2008.  The 5.0 platform has taken over two years to develop and many of the concepts included in it were formulated in 2008.

Our new website, www.ZYTOLife.com will be a nexus for all ZYTO healthcare professionals and for those professionals and their clients as this will become the portal for remote biosurvey assessments.  Remote use of our technology over the internet is currently available and has been for the last several years under the name of “Virtual Clinic.”  ZYTOLife.com will become the new portal for this remote testing once it is launched.

In addition to being the nexus between healthcare professionals and their clients as it relates to remote assessments, ZYTOLife.com will have a ‘library’ where practitioners can share biosurveys and clinical applications using ZYTO technology.  A practitioner owning the Elite will be able to author a biosurvey and post that biosurvey for sale at ZYTOLife.com and other practitioners will be able to benefit from their experience and knowledge.  The net effect is expected to be a more robust sharing of intellectual power and experience.

The exercises involved with all of our products do not imply that ‘all your health issues will go away if you take these supplements.’ However, these exercises provide information that is helpful when choosing what supplements to buy, what prescriptions a healthcare professional may issue, and how a healthcare professional can further assist his or her patient.

Results of Operations

Three Months Ended September 30, 2010 compared to Three Months Ended September 30, 2009

	For the Three Months Ended
	September 30, 2010 (Unaudited)	September 30, 2009 (Unaudited)
Statement of Operations Data:
Revenues, net	$1,052,266	$1,106,259
Cost of sales	$93,546	$96,434
Gross profit	$958,720	$1,009,825
Total operating expenses	$946,260	$724,916
Other income (expense)	$(88,809)	$(40,736)
Net income (loss)	$(76,349)	$244,173
Net income (loss) per share	$(0.00)	$0.01

Revenues

Total revenues for the three months ended September 30, 2010 were $1,052,266, compared to $1,106,259 for the three months ended September 30, 2009, reflecting a decrease of $53,993, or 5 percent.  Total subscription revenues for the three months ended September 30, 2010 were $356,017, compared to $174,147 for the three months ended September 30, 2009, reflecting an increase of $181,870, or 104 percent.

Healthcare Professional Product Line – Initial Set-up Revenues

Revenues generated through our Healthcare Professional product line for the three months ended September 30, 2010 were $603,894 compared to $604,295 for the three months ended September 30, 2009, reflecting a decrease of $401.  In 2009 our Annual Conference was held during the third quarter, in 2010 that same conference was held in the second quarter.  Based on past experience, the month we schedule our Annual Users Conference is always our best month in terms of revenue.  In 2010, our Annual Users Conference was scheduled in April and for 2009 it was scheduled in July.

Healthcare Professional Product Line – Subscription Revenues

Subscription revenues generated through our Healthcare Professional product line for the three months ended September 30, 2010 were $91,655, compared to $51,227 for the three months ended September 30, 2009, reflecting an increase of $40,428, or 79 percent.  The increase in subscription revenues generated through our Healthcare Professional product line is due to existing customers continuing to pay their monthly subscription fees, as well as the increase in initial set-ups.

Compass Product Line – Initial Set-up Revenues

Revenues generated through our Compass product line for the three months ended September 30, 2010 were $92,355 compared to $327,817 for the three months ended September 30, 2009, reflecting a decrease of $235,462 or 72 percent.  One primary reason for the decrease was due to approximately 250 Compass Systems, the equivalent of $99,750 in revenue, sold at a single event in August of 2009 sponsored by a third party.  This event was not repeated in 2010.  In addition, revenues decreased as a reflection in a loss of momentum experienced over prior months.  As a corrective measure we hired new employees and reassigned existing employees to focus new energy on this product and reverse this trend.

Compass Product Line – Subscription Revenues

Subscription revenues generated through our Compass product line for the three months ended September 30, 2010 were $264,362, compared to $122,920 for the three months ended September 30, 2009, reflecting an increase of $141,442, or 115 percent.  Even though we experienced a decrease in initial set-up revenues, our subscription revenues generated through our Compass product line continue to increase due to existing customers continuing to pay their monthly subscription fees.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended September 30, 2010 were $551,609 compared to $479,007 for the three months ended September 30, 2009, reflecting an increase of $72,602 or 15 percent.  The increase was due to our aggressive marketing strategies implemented in mid 2009 along with increasing the number of employees working within this group from 10 to 17.  As a means for generating business for the Healthcare Professional Products, we created a Strategic Marketing Partner Program (the “SMP Program”) in mid 2009.  The SMP Program was formed with the objective of creating more business for each party.  The SMP desires to have us customize certain technology applications with the intent of adding value specifically for the SMP and to help the SMP and its affiliated health professionals sell more SMP nutriceutical products to customers and patients.  We desire to have the SMP provide additional marketing cooperation by including our customized technology products in certain advertising, seminars, and other marketing sales efforts.  It is the intent of both parties to work cooperatively to use our technology to help serve the SMP’s customers and their affiliated health professional’s customers and patients more effectively.  Currently there are three SMP companies:  Nutri-West, Biotics Research Corporation, and Premier Research Labs.  These companies participate with us because healthcare professionals who use our technology tend to be more confident in including nutrition as part of their practices due to the assistance of our technology and therefore tend to sell more nutritional supplement products.  We do not participate financially in any nutritional supplement product sales by SMP companies, and SMP companies do not participate financially in our technology sales.  The SMP relationship, although symbiotic, is maintained at arm’s length.  We maintain responsibility and liability for our technology and SMP companies do the same for their products.  In mid 2009, we started participating and attending a number of professional conferences in a joint marketing relationship with the SMP companies.  In addition to the SMP Program, we began advertising in trade journals and attending various conferences and trade shows.  From time to time we also provide sponsorship support to professional organizations and their events when possible.  We do not have an ongoing financial commitment to provide this type of sponsorship support.

General and Administrative

General and administrative expenses for the three months ended September 30, 2010 were $375,389 compared to $243,996 for the three months ended September 30, 2009, reflecting an increase of $131,393 or 54 percent.  One primary factor relating to the increase in expenses resulted from recognizing approximately $64,434 in accounting and legal fees associated with our Form 10 filing.  In addition, we incurred additional costs associated with continuing to build the infrastructure necessary to meet customer expectations and anticipated profitable growth.

Research and Development

Research and Development expenses for the three months ended September 30, 2010 were $19,262 compared to $1,913 for the three months ended September 30, 2009, reflecting an increase of $17,349 or 907 percent.  The increase was due to development of previously proven technology in 2009.  Those costs were capitalized rather than being expensed.

Other Expense

Other expense for the three months ended September 30, 2010 was $88,809, compared to $40,736 for the three months ended September 30, 2009, reflecting an increase of $48,073 or 118 percent.   This increase resulted from our executing an amended promissory note with Vaughn R Cook, Chairman and CEO, extending the maturity date on his original promissory note of $2,500,000 to December 31, 2012.  In exchange for the amended and restated terms, we increased the interest rate from 5 percent to 7 percent per annum and issued a warrant to purchase 1,750,000 shares of common stock at an exercise price of $0.04 per share.  The warrant was exercised on February 3, 2010 and valued at $375,547 using the Black-Scholes pricing model with the following assumptions:  risk free interest rate of 0.30 percent, dividend yield of 0.0 percent, volatility of 199 percent and an expected life of 1 year.  The warrant value of $375,547 will be recognized over the length of the amended promissory note.  Accordingly, for the three months ended September 30, 2010, we recognized $32,190 of interest expense associated with this transaction.

 Net Income/Loss

Our net loss for the three months ended September 30, 2010 was $76,349 compared to income of $244,173 for the three months ended September 30, 2009.  The net loss for the three months ended September 30, 2010 is a direct result of the aforementioned expenses.

Nine Months Ended September 30, 2010 compared to Nine Months Ended September 30, 2009

	For the Nine Months Ended
	September 30, 2010 (Unaudited)	September 30, 2009 (Unaudited)
Statement of Operations Data:
Revenues, net	$2,963,098	$2,347,603
Cost of sales	$232,192	$197,564
Gross profit	$2,730,906	$2,150,039
Total operating expenses	$2,603,888	$1,673,857
Other income (expense)	$(246,774)	$(133,533)
Net income (loss)	$(119,756)	$342,649
Net income (loss) per share	$(0.00)	$0.01

Revenues

Total revenues for the nine months ended September 30, 2010 were $2,963,098, compared to $2,347,603 for the nine months ended September 30, 2009, reflecting an increase of $615,495, or 26 percent.   Total subscription revenues for the nine months ended September 30, 2010 were $996,586 compared to $361,943 for the nine months ended September 30, 2009, reflecting an increase of $634,643, or 175 percent.

Healthcare Professional Product Line – Initial Set-up Revenues

Revenues generated through our Healthcare Professional product line for the nine months ended September 30, 2010 were $1,541,824, compared to $1,348,217 for the nine months ended September 30, 2009, reflecting an increase of $193,607, or 14 percent.  Revenues increased primarily due to the marketing initiatives implemented in 2009.  For example, we now participate and attend various professional conferences and trade shows, such as chiropractic, naturopathic, and energy medicine events.  From time to time we also provide sponsorship support as a marketing tool.  We have also increased our exposure in trade journals and other professional publications.  For example, during the nine months ended September 30, 2010, we advertised in publications such as the American Chiropractor, Chiropractic Economics, and the Townsend Letter.

Healthcare Professional Product Line – Subscription Revenues

Subscription revenues generated through our Healthcare Professional product line for the nine months ended September 30, 2010 were $240,427 compared to $147,111 for the nine months ended September 30, 2009, reflecting an increase of $93,316, or 63 percent.  The increase in subscription revenues generated through our Healthcare Professional product line is due to existing customers continuing to pay their monthly subscription fees, as well as the increase in initial set-ups.

Compass Product Line – Initial Set-up Revenues

Revenues generated through our Compass product line for the nine months ended September 30, 2010 were $366,688, compared to $612,127 for the nine months ended September 30, 2009, reflecting a decrease of $245,439, or 40 percent.  Revenues decreased as a reflection in a loss of momentum experienced over prior months.  As a corrective measure we hired new employees and reassigned existing employees to focus new energy on this product and reverse this trend.

Compass Product Line – Subscription Revenues

Subscription revenues generated through our Compass product line for the nine months ended September 30, 2010 were $756,159 compared to $214,832 for the nine months ended September 30, 2009, reflecting an increase of $541,327, or 252 percent.  Even though we experienced a decrease in initial set-up revenues, our subscription revenues generated through our Compass product line continue to increase due to existing customers continuing to pay their monthly subscription fees.

Miscellaneous Revenues

Revenues generated through other miscellaneous business opportunities for the nine months ended September 30, 2010 were $58,000.

Revenues generated through other miscellaneous business opportunities for the nine months ended September 30, 2009 were $25,316.

Selling and Marketing Expenses

Selling and marketing expenses for the nine months ended September 30, 2010 were $1,385,017, compared to $939,385 for the nine months ended September 30, 2009, reflecting an increase of $445,632, or 47 percent.  The increase was due to our aggressive marketing strategies implemented in mid 2009 along with increasing the number of employees working within this group from 10 to 17.  As a means for generating business for the Healthcare Professional Products, we created a SMP Program in mid 2009.  In mid 2009, we started participating and attending a number of professional conferences in a joint marketing relationship with the SMP companies.  In addition to the SMP Program, we began advertising in trade journals and attending various conferences and trade shows.  From time to time we also provide sponsorship support to professional organizations and their events when possible.  We do not have an ongoing financial commitment to provide this type of sponsorship support.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2010 were $1,123,027, compared to $659,999 for the nine months ended September 30, 2009, reflecting an increase of $463,028, or 70 percent.  One primary factor to the increase was the engagement of the Aquiline Group to perform public relations services.  The agreement was executed on February 1, 2010 and was for a period of 90 days.  As compensation for services, we agreed to remit on a monthly basis $15,000 in cash along with 50,000 shares of restricted common stock.  Accordingly, for the nine months ended September 30, 2010, we issued 150,000 shares of common stock.  The shares were valued at $0.24 per share.  In addition, during the month of June 2010 we reengaged the Aquiline Group under a new agreement (the “2nd Aquiline Agreement”) and agreed to issue 1,200,000 shares of restricted common stock for their services.  The certificates are being held in escrow and transferred to the public relations and communications firm in 100,000 increments on a monthly basis as services are performed.  The shares will be valued at $0.081, resulting in a total contract value of $97,200.  We will expense this amount over the life of the 2nd Aquiline Agreement.  Accordingly, for the nine months ended September 30, 2010, we recognized $27,216 of expense as a result of this agreement. Other factors relating to the increase in expenses resulted from recognizing approximately $116,191 in accounting and legal fees associated with our Form 10 filing and continuing to build the infrastructure necessary to meet customer expectations and anticipated profitable growth.

Research and Development

Research and Development expenses for the nine months ended September 30, 2010 were $95,844, compared to $74,473 for the nine months ended September 30, 2009, reflecting an increase of $21,371, or 29 percent.  The increase was due to development of previously proven technology in 2009.  Those costs were capitalized rather than being expensed.

Other Expense

Other expense for the nine months ended September 30, 2010 was $246,774, compared to $133,533 for the nine months ended September 30, 2009, reflecting an increase of $113,241, or 85 percent.  This increase resulted from our executing an amended promissory note with Vaughn R Cook, Chairman and CEO, extending the maturity date on his original promissory note of $2,500,000 to December 31, 2012.  In exchange for the amended and restated terms, we increased the interest rate from 5 percent to 7 percent per annum and issued a warrant to purchase 1,750,000 shares of common stock at an exercise price of $0.04 per share.  The warrant was exercised on February 3, 2010 and valued at $375,547 using the Black-Scholes pricing model with the following assumptions:  risk free interest rate of 0.30 percent, dividend yield of 0.0 percent, volatility of 199 percent and an expected life of 1 year.  The warrant value of $375,547 will be recognized over the length of the amended promissory note.  Accordingly, for the nine months ended September 30, 2010, we recognized $85,839 of interest expense associated with this transaction.

Net Income/Loss

Our net loss for the nine months ended September 30, 2010 was $119,756, compared to income of $342,649 for the nine months ended September 30, 2009.  The net loss for the nine months ended September 30, 2010 is a direct result of the aforementioned expenses.

Liquidity and Capital Resources

Our sources of liquidity have historically been cash from operations, a working capital line of credit, and debt and equity financing.

From September 2006 through July 2008, we raised approximately $1,397,012 through equity financing.

As of September 30, 2010, we had cash and cash equivalents of $27,034.  As of September 30, 2010, we had current liabilities of $971,233 and total current assets of $481,245, with our current liabilities exceeding current assets by $489,988.

On January 1, 2005, we issued a note (the “Cook Note”) payable in the amount of $5,000,000 to Vaughn R Cook, Chairman and CEO, for intellectual property, consisting of the license to develop the Hand Cradle and Tower, the initial software package, and the methods of programming Virtual Stimulus Items.  During the year ended December 31, 2005, we expensed the purchased assets and classified the expense as research and development costs.  During the year ended December 31, 2005, we recognized a discount of $463,753, using an effective interest rate of 5 percent.  We amortized this discount by recognizing interest expense of $232,076 and $231,677 during the years ended December 31, 2006 and 2005, respectively.  Per the terms of the agreement, interest began to accrue at an effective interest rate of 5 percent as of January 1, 2007 and the note was scheduled to mature on December 31, 2009.  In November 2006, Dr. Cook converted $2,500,000 to common stock at a per share price of $0.50.  The shares were issued to the Vaughn R and Kathryn C. Cook Foundation.  On January 1, 2010, we executed an Amended Promissory Note (the “Amended Cook Note”) with Dr. Cook, extending the maturity date under the Cook Note to December 31, 2012 and increasing the interest rate from 5 percent to 7 percent per annum.  On February 2, 2010, we granted a warrant to purchase 1,750,000 shares of common stock to Dr. Cook in exchange for the amended terms. This warrant had an exercise price of $0.04 per share and was exercisable through January 30, 2011. This warrant was valued at $375,547 using the Black-Scholes pricing model with the following assumptions: risk free interest rate of 0.30%, dividend yield of 0.0%, volatility of 199% and an expected life of 1 year.  On February 3, 2010, Dr. Cook exercised the warrant for 1,750,000 shares of common stock.  Accordingly, the warrant value of $375,547 will be recognized as interest expense over the length of the amended promissory note.  As payment for the exercise, Dr. Cook converted accrued interest of $70,000 due from us on outstanding notes. We recognized interest expense from the amended promissory note of $44,108 and $31,508 for the three months ended September 30, 2010 and 2009, and $130,411 and $93,493 for the nine months ended September 30, 2010 and 2009.

During the year ended December 31, 2007, we entered into a line of credit arrangement with a financial institution for $100,000, of which $100,000 is personally guaranteed by Vaughn R Cook. As of September 30, 2010, the amount drawn on the line totaled $100,000.  The interest rate to be applied to the unpaid principal balance during the term is 2 percentage points over the index. The entire principal balance and any accrued and unpaid interest was due on October 25, 2010.  We are currently in the process of obtaining a one year extension with our financial institution. We will continue to make monthly interest-only payments.

On January 28, 2008, a note payable (the “InteMedica Note”) was issued as part of the InteMedica, LLC transaction. Per the terms of the $164,000 InteMedica Note, interest began to accrue at a rate of 3 percent per annum.  As of February 15, 2008, the interest rate increased to 36 percent per annum.  On August 1, 2009, we negotiated an interest rate adjustment from 36 percent to 12 percent per annum and agreed to monthly payments of $8,000 until paid.  During the three months ended September 30, 2010, we made principal payments totaling $5,139.  As of September 30, 2010, the note payable balance was $47,702 and accrued interest totaled $445.

On February 4, 2009, we issued a note payable in the amount of $11,188 to our landlord for rent due under the relevant lease.  We retired such note on April 27, 2010.

On July 16, 2009, we purchased certain computer hardware and software in exchange for a note payable of $52,360.  We are making monthly payments of $3,400.
On December 1, 2009, we issued a note payable in the amount of $8,803 to the Vaughn R and Kathryn C. Cook Foundation.  Per the terms of the note, interest shall accrue at a rate of 7 percent per annum and principal and accrued interest shall be due and payable on June 30, 2010.  We retired such note on June 30, 2010.

Contractual Obligations

There have been no significant changes to our contractual obligations included in our Form 10 which was filed with the Securities and Exchange Commission November 3, 2010.

Off-Balance sheet arrangements

We have no off-balance sheet arrangements except for operating leases entered into in the normal course of business.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts, goodwill and other intangible assets and going concern.

Revenue recognition

We recognize revenue from customers upon the delivery of the system hardware.  At the time payment is received, the system hardware is shipped and the customer receives an e-mail which includes a link to download the software.  Upon shipment, the customer has no right of return and the transaction is final.  Thirty days from the date of purchase, the customer is required to pay a monthly subscription fee in order for the software to remain active.  Subscription revenue is recognized upon the performance of services.  In the event the customer cancels their monthly subscription or the monthly subscription fee is not received, the software automatically deactivates and the equipment is no longer functional.

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts from estimated losses resulting from the potential inability of certain customers to make required future payments on amounts due.  We determine the adequacy of this allowance by periodically evaluating the aging and past due nature of the individual customer accounts receivable balances and considering the customer’s current financial situation as well as the existing industry economic conditions and other relevant factors that would be useful towards assessing the risk of collectability.  If the future financial condition of our customers were to deteriorate, resulting in their inability to make specific required payments, additions to the allowance for doubtful accounts may be required.  In addition, if the financial condition of our customers improves and collections of amounts outstanding commence or are reasonably assured, then we may reverse previously established allowances for doubtful accounts.

Going concern

From inception through July 2008, we had primarily been in the development stage, devoting a substantial amount of effort to research and development.  Until the year ending December 31, 2009, we expensed all research and development costs relating to significant enhancements and upgrades to its propriety software.  From inception through September 30, 2010, research and development costs totaled $5,911,603.  As of June 30, 2010 and December 31, 2009, we had an accumulated deficit of $7,473,239 and $7,353,484, respectively.  To ensure future profits, we intend to focus on customer retention and expanding our customer base.

Technology

The 5.0 platform is the 2010 update to ZYTO Technology.  It is being released in phases.  The first product to be updated/released was EVOX 5.0.  The next product was a new version of the Balance called Balance 5.0.  This product was first shipped mid-July, 2010.  The Elite 5.0 will be the upgrade and replacement for the LSA Pro 4.0 and is scheduled for release January 2011.  A new product, Select 5.0 will be an upgrade to the Balance 3.0 and is scheduled for release along with the Elite and with a new website, ZYTOLife.com.  ZYTOLife.com was first (prematurely) announced in 2008.  The 5.0 platform has taken over two years to develop and many of the concepts included in it were formulated in 2008.

ZYTOLife.com will be a nexus for all ZYTO health professionals and for those professionals and their clients as this will become the portal for remote biosurvey assessments.  Remote use of ZYTO technology over the internet is currently available and has been for the last several years under the name of Virtual Clinic.  ZYTOLife.com will become the new portal for this remote testing once it is launched.

In addition to being the nexus between ZYTO professionals and their clients as it relates to remote assessments, ZYTOLife.com will have a ‘library’ where practitioners can share biosurveys and clinical applications using ZYTO technology.  A practitioner owning the Elite will be able to author a biosurvey and post that biosurvey for sale at ZYTOLife.com and other practitioners will be able to benefit from their experience and knowledge.  The net effect is expected to be a more robust sharing of intellectual power and experience.

We capitalize all salaries and associated expenses relating to significant enhancements and upgrades to our proprietary software.  Each employee who is involved in the development process is required to maintain a detailed accounting of his or her time as it relates specifically to enhancements and upgrades to our proprietary software.  As of September 30, 2010, the total capitalized amount was $202,818.  Accordingly, this amount is classified as Technology on our balance sheet and considered a critical accounting estimate due to the fact that certain updates relating to the 5.0 platform are still in the development phase.  Specifically, we have completed the entire planning stage of the 5.0 platform and have determined that the 5.0 platform has achieved technological feasibility.  We have not completed all the designing, coding or testing activities for the Elite 5.0, Select 5.0, or ZYTOLife.com that are required prior to release.   Technological feasibility will be established for the Elite 5.0, Select 5.0, and ZYTOLife.com once we have completed the designing, coding and testing activities mentioned above and we conclude that software meets its design specifications including functions, features, and technical performance requirements.  We have only capitalized costs for those components that have achieved technological feasibility.  Upon full release of the 5.0 platform, amortization will begin.

We account for intangible assets under the applicable guidelines of Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) 350, “Intangibles – Goodwill and Other” (formerly SFAS 142 “Goodwill and other intangible assets”) and FASB ASC 360, “Property, Plant, and Equipment” (formerly SFAS 144 “accounting for the impairment or disposal of long lived assets”). Where intangible assets have finite lives, they are amortized over their useful life unless factors exist to indicate that the asset has been impaired. We evaluate if the assets are impaired annually or on an interim basis if an event occurs or circumstances change to suggest that the assets value has diminished. Under FASB ASC 360, when deemed necessary, we complete the evaluation of the recoverability of its long-lived assets by comparing the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future undiscounted cash flows of long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values. Under FASB ASC 360 intangible assets with indefinite useful lives are required to be tested annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. As of September 30, 2010, we had not recognized any impairment.

Item 3.          Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk is limited to our cash and cash equivalents, all of which have maturities of less than three months. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, in the future we may maintain a portfolio of cash equivalents and investments in a variety of securities that management believes to be of high credit quality. We currently do not hedge interest rate exposure. Because of the short-term maturities of our cash equivalents, we do not believe that an increase in market rates would have a material negative impact on the value of our portfolio.

Foreign Currency Exchange Risks

Substantially all of our operating facilities are located within the United States. We are a U.S. entity and our functional currency is the U.S. dollar. Virtually all of our revenues are based in the United States. We anticipate having no material operations outside of the United States which will diminish the extent of any foreign currency exchange risk.

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Vaughn R Cook, our Chief Executive Officer, and Kami J. Howard, our Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2010. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of September 30, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during its most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.	Exhibits

31.01	Certification of President and Chief Executive Officer of ZYTO Corp, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of ZYTO Corp, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of President and Chief Executive Officer of ZYTO Corp, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer of ZYTO Corp, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYTO CORP
(Registrant)

By	/s/ Vaughn R Cook
President and Chief Executive Officer
(Principal Executive Officer)

By	/s/ Kami J. Howard
Chief Financial Officer
(Principal Financial Officer)

Date:  November 15, 2010