Form 10-K
period 2010-12-31
Zyto Corp
filed 2011-03-28
CIK 1406796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

Commission file number 000-1406796

ZYTO CORP
(Exact name of registrant as specified in its charter)

Utah	20-5534033
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

387 South 520 West, Suite 200, Lindon, Utah	84042
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  801-224-7199

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes  [  ] No

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]	Accelerated filer [ ]	Non-Accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.)  [  ] Yes [X] No

The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5,389,207 based on the closing market price of the common stock on such date as reported by the Pink OTC Markets.

The number of shares of the registrant’s Common Stock outstanding as of March 1, 2011, was 34,957,543.

ZYTO CORP
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

Cautionary Note Regarding Forward-Looking Statements

 This Form 10-K contains statements that we believe are, or may be considered to be, “forward-looking statements.”  All statements, other than statements of historical fact, included in this Form 10-K regarding the prospects of our industry or our prospects, plans, financial position or business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negative of these terms or variations of them or similar terms. Furthermore, forward-looking statements may be included in various filings that we make with the Securities and Exchange Commission (the “SEC”) or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those discussed in the section entitled “Risk Factors.” Readers are cautioned not to place undue reliance on any forward-looking statements contained in this Form 10-K, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Form 10-K.

Unless otherwise indicated, the terms “ZYTO,” “our company,” “our,” “we,” “us” and similar language refer to ZYTO Corp, a Delaware corporation, and our consolidated subsidiaries and their predecessors.

PART I

ITEM 1.                BUSINESS

Business Overview

ZYTO is a Delaware corporation, formerly known as Quiver Corporation.  We have one wholly owned subsidiary, ZYTO Technologies, Inc., a Nevada corporation.  We are governed by a Board of Directors and managed under the leadership of Dr. Vaughn R Cook, CEO and President, and Kami J. Howard, CFO and Secretary.  Dr. Cook and Ms. Howard are the only two officers of the Company.  We currently employ fewer than thirty employees.  These employees are divided into specific “work groups,” depending on their primary job responsibilities.  These groups include accounting, software development, sales to healthcare professionals, sales to direct marketers, customer service, and marketing.  Each of these groups is headed by a manager who oversees the day-to-day operation for his or her group.

Our operations consist of the manufacturing and distribution of “biocommunication” devices and software designed to facilitate communication between computers and the human body. Biocommunication is accomplished by providing a direct connection between a computer and a living organism (i.e., humans or animals), which facilitates observing and recording shifts in coherence of energy patterns measured by the Hand Cradle and perception reframing.   Coherence is two or more things existing without conflict or interference.  Perception reframing is a technique that opens a person to a different way of seeing a circumstance, an opportunity, a problem, or a relationship.  Both of these applications involve concepts that are natural outgrowths of the field of complementary and alternative medicine. Complementary and Alternative Medicine (“CAM”) is a diverse group of medical and health care systems, practices, and products that are not generally associated with medicine and medical practices common to western hospitals.  These include, but are not limited to, acupuncture, homeopathy, chiropractic, massage, naturopathic medicine, and the use of herbs and nutritional supplements.  With many CAM modalities becoming more accepted in allopathic medicine (acupuncture, for example), the line between CAM and ‘mainstream’ medicine has increasingly become thin and gray.

Our market at the present time includes healthcare professionals within this field of medicine.  Such healthcare professionals are individuals with specific training in healthcare and wellness.  Generally they hold degrees from schools that qualify them for licensure by State or local licensing boards who oversee the quality and delivery of healthcare to the general public.  For example, acupuncture practitioners are licensed in many states; chiropractic physicians are licensed by state licensing boards, and naturopathic doctors are licensed in many states.  In our case, licensure is not required to purchase our Healthcare Professional line of products.  We impose limitations because the data yielded by our Healthcare Professional line of products may be misinterpreted if the operator lacks the requisite training.  Further, our training overhead is reduced by dealing with purchasers who have more clinical understanding of the applications for which these systems are designed.

Healthcare professionals who embrace our technology are generally those who have experience with and use some form of CAM in their practices.  This may include nutritional supplements, herbs, homeopathy, chiropractic, or some form of energy medicine like acupuncture, massage, or reiki.

Our primary financial objective is to market our technology to both healthcare professionals and retail consumers.  We consider retail consumers to be non-healthcare professionals who purchase our technology, an example being distributors of health products who purchase our Compass product.  In addition to placing our product in the aforementioned markets, further financial objectives include collecting initial setup fees, and maintaining and collecting ongoing monthly subscription payments from those with whom we place our products.  Because these payments are nominal, our goal is to place a large number of software installations and to provide service and value that motivates our customers to continue making monthly subscription payments.  All of our products are internet-centric, meaning that our products are deployed over the internet, updated through the internet, and each month the user’s software license is renewed over the internet by syncing the products that they purchase from us with our secured server.

Software development and improvement is ongoing, and one of our most important functions.  As more powerful development tools are made available and as the internet becomes a more powerful vehicle for our products, we intend to capitalize on this improvement by improving our products with increased speed and power.

As of the date of this Report, we were in the process of releasing version 5.0 of our entire product offering.  The 5.0 platform will take us even more directly into the business of internet transactions and contact with our customers.  For example, a new website (www.ZYTOLife.com) is scheduled to be launched in April 2011.  ZYTOLife.com will be the nexus for healthcare professionals using our technology with their clients.  All ZYTO applications that are sold exclusively to healthcare professionals have the ability to be used remotely over the internet.  This allows a healthcare professional to “stay in touch” with his or her clients, even if the client is located a great distance from the healthcare professional’s clinic. The URL of our website included herein as an inactive textual reference. Information contained on, or accessible through, our website is not a part of, and is not incorporated by reference into this Annual Report.

Additionally, ZYTOLife.com will facilitate the exchange of knowledge and experience among members of the ZYTO community.  Our expectation is that healthcare professionals who purchase our products will enhance each other’s clinical effectiveness through this sharing.

Customer service is a critical element in our operation and in our ongoing success.  This service takes the form of technical support (e.g., helping customers with software and hardware), and proactive implementation (i.e., contacting new customers to make sure they successfully implement our products).  As of the date of this Report, all of our products are designed to generate revenue for our customers, and should be a profit center for each customer, when properly used.  Because customers who make money with our equipment are more likely to continue their monthly subscription payments, assisting each customer through superior customer service is a critical component to our overall business model.

Additionally, training and education are also critical.  There are two categories of skill required to operate ZYTO technology:

a.
Technical – This includes an understanding of, and the ability to operate a computer and our software.   ZYTO software is user-friendly and intuitive.  Training for software operation is provided online with manuals and videos.  Further training is provided with webinars and over the phone one-on-one with our Account Managers as the need arises.

b.
Clinical (only required for our Healthcare Professional line of products) – This includes implementation of our technology in a clinical setting and the understanding and interpretation of data gathered with the biosurvey, as discussed more fully below.  The clinical skills required for our Healthcare Professional line of products is more complex than the technical skills required.  However, we reduce any barrier this may cause by requiring training before the sale.  This training (in the case of Healthcare Professionals-only technology) is the training a person has in order to be considered a “healthcare professional.”  A background in anatomy, biology, psychology, and various healthcare modalities generally gives the user a proper foundation to build on.  We provide clinical training online with videos and manuals.  We also provide clinical training with live and recorded webinars, regional live trainings held periodically throughout the year, and a multi-day annual conference.  We also have Account Managers who proactively contact customers to address individual needs to ensure successful implementation after the sale as described above.

As mentioned above, our products that are available only to healthcare professionals are more complex and therefore, require more training.  In order to facilitate and accomplish successful implementation of our products, we provide healthcare professionals with periodic hands-on clinical opportunities.  Healthcare professionals are also invited to an annual multi-day conference to receive further instruction.  Our annual conference includes educational lectures, product trainings, and interfacing with companies whose products complement our technology, such as nutritional supplement companies.

We maintain websites that include recorded trainings that are both product-specific and product-use-specific.  These trainings feature ZYTO personnel, as well as experts from various fields in the healthcare industry.  We will continue to build on this knowledge base and to add additional information that is of interest to our customers.

Our 5.0 platform accommodates the effective translation of ZYTO products into different languages.  Our  customer service representatives include representatives who are fluent in English, French, Spanish, and Portugese. We currently operate only in the United States. However, our sales channels include the United States, Canada, Latin America, China, South Africa, Australia, and Europe. Currently, we have certain products in English, Spanish, German, Hungarian, Norwegian, Turkish, Polish, Mandarin, and Portuguese.   We anticipate further global expansion.

Our strategy for global expansion is to manage all products from the United States, with our development team being primarily located in the State of Utah.  In most instances, all sales will be initiated on the internet and completed in the United States. This will allow for simplifying issues related to the transactions, such as the ease of the laws governing transactions and the cross-border transfer of payments.
As demand increases, we may outsource first level customer support to international companies specializing in these services.  However, we anticipate second level customer support will be retained and managed internally.

Even in light of global opportunities, our largest market for our products remains the United States.  This is due to the widespread internet availability in the United States, as well as close physical proximity and access to ZYTO.  Most marketing and sales efforts are centered in the United States and we anticipate that this trend will continue for the next several years.

History

Xito Corp, a Nevada corporation (“Zyto NV”), was organized by Dr. Cook on December 30, 2004. Later, Zyto NV changed its name to ZYTO Corp on September 12, 2005.  On September 7, 2006, ZYTO and its shareholders entered into a Share Exchange Agreement (hereinafter, the “Exchange Agreement,” and the transaction contemplated thereby hereinafter referred to as the “Exchange Transaction”) with Quiver Corporation, a Delaware corporation that was organized on May 4, 2006 (“Quiver”), pursuant to which (i) the owners of capital stock of Zyto NV exchanged 10,469,500 shares of Zyto NV’s common stock (which represented 100 percent of the shares issued and outstanding of Zyto NV’s common stock) for 5,234,750 shares of Quiver’s common stock on a 2-for-1 exchange basis, and (ii) Dr. Cook exchanged 300,000 shares of Creston Resources, LTD (“Creston”), an unrelated entity, for 8,020,000 shares of Quiver’s common stock, which was all of Dr. Cook’s equity holdings in Creston. Thus, the Exchange Transaction resulted in an exchange of a controlling interest of Quiver, with Zyto NV becoming a wholly owned subsidiary of Quiver.  Therefore, the Exchange Transaction has been accounted for as a reverse merger with Zyto NV, with Zyto NV being considered the acquiror for accounting purposes.  Thereafter, Zyto NV changed its name to ZYTO Technologies, Inc. on April 20, 2007, and Quiver changed its name to ZYTO Corp on September 7, 2006.

Despite diligent inquiry, we are unable to come to any conclusion regarding the business activities of Quiver prior to the Exchange Transaction.  We do know that Quiver had no business activities and no assets at the time of the Exchange Transaction.  However, aside from that, we know very little regarding Quiver’s corporate development, as well as that of its predecessors.  We have researched Quiver’s corporate development and have determined the following history, which we offer to the best of our knowledge:

Walker’s Hook International, Ltd. (“WHI”) was organized in 1998 under the laws of the State of Delaware.  WHI submitted an Information Statement (the “Information Statement”) to the Securities and Exchange Commission pursuant to Rule 15C2-11, effective as of December 19, 1998.  According to the Information Statement, WHI was engaged in the designing and creating hand-painted decorative outside patio furniture.  In October 1999, WHI changed its name to “Quadrant Resources Corp” (WHI is hereinafter referred to as “Quadrant”).  In April 2003, Quadrant entered into an Agreement and Plan of Reorganization with Pinnacle Transportation, Inc. (“Pinnacle”), pursuant to which the shareholders of Pinnacle would acquire approximately 25% of the voting common stock of Quadrant in exchange for all of the voting common stock of Pinnacle, , making Pinnacle a wholly-owned subsidiary of Quadrant.  It is our understanding that Pinnacle was engaged in the trucking and transportation in industry, though we do not have any documentation that that supports this understanding.  In May 2003, Quadrant changed its name to “Pinnacle Transportation, Inc.” (Quadrant is hereinafter referred to as “Pinnacle”).  Quiver was organized under the laws of the State of Delaware on May 4, 2006.  On July 31, 2006 Pinnacle and Quiver entered into an Agreement and Plan of Merger, pursuant to which Pinnacle merged with and into Quiver via reverse triangular merger.  As noted above, ZYTO exchanged shares of common stock with Quiver, with the Company being treated as the acquiror. At the time of the Exchange Transaction, Quiver had no assets or liabilities and had 12,774,748 shares issued and outstanding.

Subsidiaries

As noted above, ZYTO currently owns all of the authorized, issued and outstanding shares of capital stock of ZYTO Technologies, Inc.  Additionally, we had previously organized a wholly owned subsidiary called ZYTO Health, Inc. under the laws of the State of Utah in connection with the InteMedica Transaction, as discussed immediately following this paragraph.  However, we have since dissolved this subsidiary for reasons set forth below.

Acquisitions

InteMedica, LLC

In January 2008, we were approached by the majority owner of InteMedica, LLC, a Nevada limited liability company (“InteMedica”), Dr. John Diamond, MD, regarding a potential sale of InteMedica, a business engaged in the distribution of nutritional supplements.  After several discussions, we made the decision to purchase InteMedica’s assets with the intention of using such assets as a viable source of revenue, when used in conjunction with our technology.  At the time of the acquisition, no officers or directors of ZYTO owned any interest in InteMedica.  However, Dr. Diamond and another InteMedica investor owned a total of 30,000 common shares of ZYTO, which constituted approximately 0.12% of ZYTO’s outstanding capital equity.  Accordingly, on January 28, 2008, we entered into an Inventory Purchase, Continuing Business Operations and Licensing Agreement (such agreement hereinafter referred to as the “InteMedica Agreement,” and such transaction evidenced thereby hereinafter referred to as the “InteMedica Transaction”) with InteMedica, pursuant to which we agreed to purchase the inventory and continuing business operations of InteMedica.  Under the terms of the InteMedica Agreement, we issued a note payable for $164,000 and issued 100,000 shares of our common stock to InteMedica in exchange for the assets and business opportunities purchased thereunder.  We issued such 100,000 shares of common stock at $1.18 per share, the fair market value per share as of the date of the transaction.  The purchase price of $282,000 was allocated based on fair market value with $127,552 going to inventory and $154,448 to goodwill.

InteMedica was seen as a reasonable acquisition because so much of our technology interfaces with nutriceutical products.  It was felt that owning a product line would give us greater flexibility in developing market-specific applications, and that it would allow us to profit from the sale of those products.  Approximately six months after making the acquisition it became apparent there was more marketing, sales and customer education work needing to be done than had been expected, compounded by the fact that our core competence is technology, not nutriceutical sales.   This, combined with the disparity in profit margins between InteMedica product sales and ZYTO’s technology business, made diverting resources and focus away from our technology pursuits too costly.  Accordingly, we determined that exiting the InteMedica business was the least damaging path.

During the year 2008, we determined that the goodwill of $154,448 associated with this transaction was impaired.  As a result, the entire amount was expensed in 2008.  As of June 30, 2008, we made the decision to exit the business and proceeded to liquidate all of the inventory associated with the InteMedica Transaction.  Effective December 31, 2009, we dissolved the wholly owned subsidiary that we had formed in order to operate this new line of business called ZYTO Health, Inc., which was organized under the laws of the State of Utah. At December 31, 2009, ZYTO Health, Inc. had no significant assets, liabilities or operations.

Products and Services

ZYTO Technology

ZYTO technology is based on the dynamic nature of the body and its ability to respond to subtle stimuli.  We are particularly interested in the energetic aspects of anatomy.  In traditional Chinese medicine (“TCM”) this energy is referred to as “chi.”

In the 1930s a French acupuncturist began experimenting with the electrical properties of skin and discovered that acupuncture points are more electrically conductive than surrounding tissue.  In the early 1950s his research was built upon by German physician, Reinholdt Voll, MD.  Voll collaborated in the design and development of a measurement device called a Dermatron.  The Dermatron measured, by means of a stylus that was manually applied to an acupuncture point, the electrical potential of the skin.  He discovered that the energetic characteristics were reflective of the health or condition of the organ or body system associated with each acupuncture point.

Voll, and a number of colleagues, mapped hundreds of points on the body and their corresponding relationships.  Voll also developed and incorporated into the Dermatron a micro-stimulator used to treat points showing abnormal readings.  His technique became known as Electroacupuncture According to Voll (“EAV”).

Part of Voll’s technique involved the testing of medicine.  Voll discovered that a medicine, brought into proximity of the body, could have an effect on the electrical characteristics of the skin being measured.  He developed an elaborate system of measuring points for the purpose of diagnosis and then introducing a variety of medicines until he had the combination that resulted in an energetic balance to the acupuncture points.

EAV was introduced into the United States in the 1970s.  Beginning around 1980, American scientists and engineers computerized the process.  Their computer systems included the gathering and recording of data from the body, and a method for “computerizing medicine,” thus creating a virtual representation of the medicine and then generating a signal or frequency using that virtual representation to effect the body in a way similar to what Voll was doing when he moved the actual medicine into proximity of his patient.  Early computerized devices included the AcuPath 1000 and the Interro.  The Interro was developed and sold by a company named Esion Corporation (“Esion”).

In 1985 Dr. Cook was introduced to Roy Curtin, PhD, President and Owner of Esion, and in 1986 went to work for Esion.  During his tenure there he worked in sales and training and became familiar with every aspect of the business and Esion’s technology, including the Interro.  In 1988, Dr. Cook left Esion and started a company named Digital Health Corp. (“Digital Health”).  There he developed a new computerized EAV system he named “Omega AcuBase.”  This system was the first of its kind to be registered with the U.S. Food and Drug Administration (the “FDA”).  In 1997, Dr. Cook sold this technology to BioMeridian Corporation (“BioMeridian”).  For a short time thereafter, Dr. Cook worked for BioMeridian in sales, training, and eventually as its President.  In 1998, Dr. Cook left BioMeridian, focusing his efforts on Digital Health’s business, including training and technology that was non-competitive with BioMeridian.

In 2001 Dr. Cook independently began development of what is now ZYTO technology and began selling it in late 2004 through Digital Health.   At the end of 2004, Dr. Cook organized ZYTO NV and transferred this technology to ZYTO NV.  This technology included certain intellectual property consisting of the right granted by Dr. Cook to develop the Hand Cradle and Tower, the initial software package, and the methods of programming computerized stimuli called “Virtual Stimulus Items” or “VSI,” as discussed in more depth below. Since ZYTO’s organization, under the direction of Dr. Cook, we have continuously pursued product enhancement and further development.  During the intervening years we have released three new versions of the software and developed market specific applications, such as our Compass device (discussed below under ZYTO Technology Systems.).  We have also redesigned hardware, including the hand cradle.  The new design is powered through a USB port and has a cleaner, sleeker look.

During the last 25 years Dr. Cook has been involved in the development and sale of technology, and during many of those years was also actively involved in clinical practice as the owner of Utah Acupuncture Clinic and Meridian Health Center in Salt Lake City, Utah.  This clinical experience has strongly influenced the technology Dr. Cook has developed, including ZYTO’s current products.

Although Dr. Cook’s background is focused on EAV, ZYTO technology is not EAV.  It is, however, similar to EAV because it involves the measurement of energetic changes of the skin, but its measurement pathways are not acupuncture points.  Another difference is the hardware interface to the body.  EAV uses a stylus, manually applied, and ZYTO technology uses a hand cradle in which the subject places his or her hand, where it receives the stimulus discussed above.

Connecting to the computer through a USB port, the hand cradle is designed to accommodate a hand resting on it.  The palm of the hand and the five fingers each contact a separate conductive plate that is in turn connected to the PC board, or computer inside the hand cradle.

VSI is an acronym for “Virtual Stimulus Item.”  VSIs are created in the software using a proprietary process wherein a unique binary string, sometimes referred to as a ‘binary signature,’ is generated, converted to a signal, and that signal is then linked to the physical item.   Linking is accomplished using the Tower, a hardware component included in the Elite System which is primarily an array of antennae used to transmit VSI data at the appropriate time.  The computer will output to the Tower the binary signature or frequency of the VSI; the item represented by the VSI is placed in front of the Tower and the two are linked.  The software used in the linking process indicates when the link is complete.  The output at the Tower is in the form of an electromagnetic non-radiating wave.

Once this proprietary process is complete, the VSI is used as a stimulus in the biosurvey sequence.  VSIs can be created for any number of items including drugs, nutritional supplements, allergens, or homeopathic remedies to name a few.  To date, there are approximately fifteen thousand VSIs available in various ZYTO products.  This number varies depending on the product.  Understanding this process is most easily explained by describing the stimulus-response sequence, as follows.

When a biosurvey is initiated, the computer first queries the Hand Cradle to see if it is properly connected with a hand resting on it.  The computer then samples the digital data coming from the hand.  This sampling period lasts for a few seconds, allowing the hand to acclimate to the Hand Cradle.  Next, the Hand Cradle will take a baseline sampling, measuring electrical resistance (or conductance) of the skin at all contact points.  Subtle changes in electrical resistance at each point are then analyzed using a proprietary algorithm to determine a coherent state.   That data is then transmitted to the computer.  The computer then sends a VSI signal to the Hand Cradle.  This signal creates a rapid burst of data, sometimes referred to as a ‘ping.’  The Hand Cradle then takes a second reading measuring electrical characteristics of the skin at all contact points and transfers that data to the computer.  The computer then analyzes the baseline against the response and correlates it with the VSI signal.   The variance between the baseline and the response are expressed numerically as a “deviation Ratio” or a “dR.”  If the response is more coherent or in sync with other responses than the baseline, the dR will be positive; if the response is less coherent and dR will be negative.  If the response is the same as the baseline the dR will be zero.  Additionally, the computer will determine variance in coherence and will assign a number, the greater the number the more or less coherent the response.

The objective of the stimulus-response exercise, called a biosurvey, is to determine which VSI or VSIs create the most dramatic shift in coherence as measured at the contact points on the Hand Cradle and calculated using a proprietary algorithm.  VSIs that generate higher positive dRs indicate greater coherence.   The biosurvey sequence involves a base line measurement, the introduction of the VSI, and a response measurement.  If the energetic position of the skin, measured by the Hand Cradle, is greater than the baseline than the VSI is assumed to have influenced that shift.   The only input from the operator is the selection of the biosurvey or the VSIs to use in the biosurvey.

The results of a biosurvey are treated similar to information collected in a health history.  The biosurvey will provide information that helps the practitioner make better decisions faster, but does not provide them any definitive diagnosis.  A shift in coherence is not an indicator of need or deficiency, and no system of the body is evaluated in the process.  Therefore, the biosurvey is not considered a diagnosis.

For clarity, we have included the following example, which demonstrates how biosurveys are used clinically:  A healthcare professional consults with a client who suffers from a particular ailment for which the healthcare professional may choose one of a number of drugs to treat.  The healthcare professional then organizes, or creates a biosurvey containing VSI’s for all appropriate drug choices.  That biosurvey is then run while the client has his/her hand on the Hand Cradle.  The client’s responses to the items in the biosurvey will be ranked and shown in the final report.  The healthcare professional then takes this data into account when making his prescriptive choice, giving greater consideration to items (drugs) for which the client shows the most positive shift in coherence; the biosurvey allows the healthcare professional to individualize therapy for his clients.  As a point of clarification, VSIs are linked to specific items, including drugs, nutritional supplements, etc.  The linking process is confidential and proprietary to ZYTO.  Maintaining such a proprietary and confidential status renders a tremendous trade value to ZYTO.  Accordingly, we have not disclosed the linking process in this Form 10-K, or in any other publicly released document.  What can be disclosed, however, is that the software used in the linking process indicates when the link is complete.  VSIs that generate shifts to greater coherence are scored positively.  The degree to which the coherence state increased is scored with a number.  The higher the positive number (called a dR for deviation Ratio) the greater the shift to coherence.  The software then ranks the body’s responses according to dR making it easy to find VSIs that created the most significant shift.

The operator (healthcare professional) decides which biosurvey to use, or which sets of drugs to include in the biosurvey.  One distinct advantage of our technology is the speed at which it operates, allowing the operator to consider a wider variety of choices.  All choices included in a biosurvey will be ranked against the entire list.

There are equivalent methods for making this type of determination.  The most common would be clinical judgment based on experience.  For example, a healthcare professional might select a certain drug based on the observed response from other clients over time.  Another method is clinical trial:  “Let’s use this and see what happens.”  Our technology gives our customers the advantage of observing potential effects quickly.  Even though our technology is not diagnostic, it is informational and that additional information is clinically helpful.

Based on conversations with our customers, healthcare professionals who use our technology are generally happy with results.  One client has stated, “The ZYTO has improved my practice because I’m able to give my patients more for less money with treatment that is really specific to their problems.”  Another client, in speaking of her autistic patients, said, “With our autistic patients the LSA Pro was able to provide us insurmountable information that we would have never ever been able to have without it.”

Notwithstanding the assistance that biosurveys can provide to healthcare professionals, biosurveys are not diagnostic; they are simply data-gathering exercises for the purpose of providing more detail upon which to base a decision. For this reason we term our technology as “Decision Support Technology.”  For example, a biosurvey containing a number of VSIs for allergens can be used with the objective of narrowing the field.  Observing shifts in coherence can help the healthcare professional focus attention on items that may be reactive.  This information can save time, money, and morbidity. Data collected through the biosurvey process can relate to any aspect of clinical care; looking for sources of physical aggravation, choosing appropriate nutritional supplements or drugs, or choosing among various clinical therapies.

One reason our technology is not considered diagnostic is because it does not fit the definition of a medical device, it does not measure any system of the body.  The electrical characteristics of the skin are not a ‘body system.’  An example of a body system would be the digestive system.  Our technology does not measure ‘body systems.’  Even though GSR (galvanic skin response) is controlled by the sympathetic side of the autonomic nervous system, the changes in electrical characteristics of the skin can be appropriately compared to reactions of the eye to elements such as light, or fluctuations in respiration rates due to physical stress.  These reactions are also controlled by the sympathetic side of the autonomic nervous system, and measuring any of these reactions does not constitute the evaluation of a body system, including the nervous system.

Note: comments included in this Form 10-K made by our customers were solicited by us but no compensation was offered or paid.  The customer names have been withheld to protect the confidentiality and privacy of our customers.  These comments were selected from a number of commenters.  Most were collected at our Annual Conference for healthcare professionals.  All commenters are healthcare professionals or work in clinics under the direction of healthcare professionals.  Our confidence in the satisfaction of our customers is also based on the low attrition rates we experience.  Our customers are required to remit a monthly subscription fee to keep their software license active.  Only a small percentage cancel their subscriptions, and we take that as an indication that our customers are generally happy with our products and the results they obtain from using them.

FDA Approval and Regulation

Upon completion of the first ZYTO device, we researched the possibility that it was a medical device.  That research led us in 2007 to outside third party experts who advised us that our technology did not fit the definition of medical devices and therefore did not qualify for FDA registration.  The definition provided to us by these experts included:

2.
For the purposes of this Directive, the following definitions shall apply: (a) ‘medical device’ means any instrument, apparatus, appliance, material or other article, whether used alone or in combination, including the software necessary for its proper application intended by the manufacturer to be used for human beings for the purpose of:

a.	diagnosis, prevention, monitoring, treatment or alleviation of disease,
b.	diagnosis, monitoring, treatment, alleviation of or compensation for an injury or handicap,
c.	investigation, replacement or modification of the anatomy or of a physiological process,
d.	control of conception,
e.	and which does not achieve its principal intended action in or on the human body by pharmacological, immunological or metabolic means, but which may be assisted in its function by such means;

Our device did not fit the criteria of this definition, and we therefore determined that our device was not a medical device.  We remain of the position that our device still does not meet the criteria, as set forth above, despite the many improvements and other modifications made since the initial device.  Additionally, we sought outside expert opinion on this matter and received indications that our conclusion was correct.  We do not have permission to include the names or comments of those experts and have therefore not included them in this filing.  Since receiving these opinions, we have modified our technology as to look and feel but not as to function.

ZYTO Products

We offer two primary hardware components: the Hand Cradle and the Tower.  The Hand Cradle is the primary interface between the person and the computer.  It is designed to accommodate a hand resting on the cradle.  There are six contact points on top of the Hand Cradle, one for the palm and one for each of the five fingers. Although it is most commonly used to interface with the hand, the cradle can be used anywhere on the body where skin contact can be made, such as the stomach or thigh.

The Hand Cradle is powered through a USB port that is plugged into the computer being used to run the associated software.  There are redundant isolation circuits in the hand cradle to eliminate the risk of electrical shock.  Additionally the Hand Cradle has a data processor inside that directs the output from the computer and the response from each of the contact points.

The Hand Cradle converts the analogue signal from the body to digital data and transmits it to the computer software where it is then analyzed and ranked using a proprietary algorithm.  This algorithm is used to determine or score the body’s response.  The ranking is a simple ranking based on those scores.

The Tower is sold only with the Elite, which is described in more detail below.  It is used as part of the proprietary process of creating the VSI.  The Tower is primarily an array of antennae used to transmit VSI data at the appropriate time.  The reason it is only sold with the Elite is because this is the only product with the capability of creating a VSI.

We do not believe that there are any adverse health or environmental safety concerns with respect to our devices.

Testing and Applicable Regulations

Two tests of the Tower and Hand Cradle were conducted by an independent third party testing laboratory in California on December 1, 2009 and December 1, 2010 for compliance to various standards.  The results of these tests are that the Hand Cradle and Tower meet all the requirements of the European Standards EN55011: Class B (Limits and methods of measurement of radio interference characteristics of Industrial, Scientific and Medical Equipment). They also meet FCC part 15 Class B limit requirements based on EN55011 test data. Also EUT meets all of the requirements of the FCC Part 15B. The reports from these tests also comply with EN60601-1-2: Medical Equipments Part 1: General Requirements for Safety, Part 2: Collateral Standard: Electromagnetic Compatibility requirements and Test-Immunity characteristics- limit and methods of measurements for Immunity- Product Specific Standard.

They also meet all of the requirements of the European Standards EN55022: 2006 Class B (Limits and methods of measurement of radio interference characteristics of Information Technology Equipment) and EN55024: 2003 (Information Technology equipment – Immunity Characteristics – Limit and methods of measurement).

FCC Part 15B is the FCC regulation with which we must be compliant.  The Federal Code of Regulation (CFR) FCC Part 15 is a testing standard for electronic equipment that covers the regulations under which an intentional, unintentional, or incidental radiator can be operated without an individual license.

Suppliers

Approximately 85% of all inventory is purchased from two suppliers.

We do not have written supply agreements with these vendors.  Inventory is purchased on an ‘as needed’ basis.

 ZYTO Technology Systems

Our technology is designed to be used in a ‘fee for services’ environment.  Even the Compass is designed to facilitate the sale of health products, whether the healthcare professional charges the client for the biosurvey or not.  In every instance a significant measure of our customer’s success is the financial benefit our technology provides them.  Proper use will include an ability to explain the technology, proper placement, operation, and billing practices.

Elite

The Elite (an upgrade to the LSA Pro) is sold only to healthcare professionals.  This product is the most versatile and capable product in the ZYTO lineup.  It gives the operator an extensive library of VSIs and the ability to add new VSIs to their library.  This proprietary process is the same as explained above; the Elite creates a unique code, converts it to a frequency and that frequency is then linked to the physical item.  The software used in the linking process indicates when the link is complete.  The VSI is now available for the use in the biosurvey sequence.  It also has the ability to author its own biosurveys and to deploy them to other ZYTO systems, specifically the Select.  Additionally, it is able to scan remotely over the internet.  Remote biosurveys are conducted over the internet with a client having a Hand Cradle connecting to a healthcare professional with ZYTO software in a distant location.  The connection is made over the internet.

Select; Balance

These products are designed to run a limited number of biosurveys.  These two products are similar to the Compass in this regard, but because they are sold only to healthcare professionals their final reports are much more detailed and in-depth than those of the Compass.  These products can also scan remotely over the internet.

One of the biosurveys built into the Balance scans a number of VSIs relating to vertebrae, teeth, and acupuncture meridians and the Balance draws the body’s response to these items in a graph called a Stress Profile.  The Balance then measures the body’s responses to the VSIs representative of various products.  VSIs for products that create the most positive shift in coherence are then used in a rescan of the stress profile.  As these product VSIs are introduced throughout the rescan process the stress profile changes.  The change anticipates the physical benefit the client will receive when the supplements are taken, making the process a ‘simulation’ of actually taking the supplements.  The presentation of the data in the final report is both educational and motivating to the client.  The education comes in the form of describing the products whose VSIs created the most positive shift, and the motivation because the descriptions will often match what they know about their own health conditions or concerns.  The structure of the report is also motivating, making it simple to understand the benefit that can be expected from the products shown.  An example of this motivation comes from one client who told us: “Every day we have people coming into our office just as walk-ins that want to get scanned.  They’ve heard about it from a friend or a family member who’ve been scanned and told them about it.  Often we’ll get five people a day like this.”

The Select will be an upgrade to a prior version of the Balance and is scheduled for release in April 2011.

Compass

The Compass is a consumer device, sold to distributors of health products who sell through direct sales or network marketing channels.  Before we create a Compass with a library of products (VSIs) for any direct sales or network marketing company, that company must meet two requirements: at least twenty products in their product offering, and at least 5,000 distributors.  Once an eligible company has been identified we will obtain a sample of each of their products.  VSIs for each of these products is then created and organized into a library of biosurveys.  The Compass is then offered for sale.

The Compass operates similarly to the ‘Healthcare Professional only’ products.  The difference is the presentation of the data in the final report and the VSIs available for inclusion in the biosurvey.  It uses the biosurvey process in the same way as the professional only line of products but the final report provides much less detail.  The Compass is sold to ‘non-professionals’ who may not have any medical background or licensure.  For this reason, the Compass report does not identify detail such as specific biomarkers or dR numbers.  It is also limited in its flexibility.  Compass operators are only allowed to alter the program by filtering its product library according to their physical product inventory.  If the inventory filter is used the Compass biosurvey will only use the VSIs for products the operator indicates are part of his/her product inventory.

The Compass biosurvey first records the body’s response to a number of VSIs referred to as biomarkers.  These VSIs are representative of 75 anatomical components of the body.  The results of this part of the biosurvey are displayed graphically in what is called a “Stress Profile.”  VSIs that generated the most aggressive responses are plotted outside a range circle and are considered ‘out of range’.  Next, VSIs for a number of products are used to determine and rank their effect on coherence.   The product with the highest positive dR is then used as the stimulating VSI as each of the out-of-range biomarkers are rescanned.  The stress profile will indicate which biomarkers move into range.  If all biomarkers do not move into range the VSI for the product with the next highest positive dR is used along with the first as the stimulating signal as the biomarkers are again rescanned.  This process is repeated, adding a new product each time, until the stress profile is resolved, i.e., until all biomarkers have moved into range.

The exercises involved with all of our products do not imply that ‘all your health issues will go away if you take these products.’ However, these exercises provide information that is helpful when choosing what supplements to buy, what prescriptions a healthcare professional should issue, and how a healthcare professional can further assist his or her client.

Scanning Humans and Animals

The Hand Cradle is built to accommodate the human hand.  However, as noted above, the skin is the point of contact important to the successful biosurvey, and it can be skin anywhere on the body.  The important thing is to make contact with all six conductive elements on the hand cradle.  The stomach or thigh is sometimes used.

To run a biosurvey on an animal the Hand Cradle will be placed against the skin of the animal.  Locations that accommodate the Hand Cradle are usually the belly or inner thigh, areas where hair or fur does not interfere.  As the Hand Cradle is not designed specifically for this purpose animal scanning is limited to those large enough to accommodate it.  We have under development a new alternative to the Hand Cradle that will make animal biosurveys much easier and more convenient.

There are no laws prohibiting someone from running a biosurvey on an animal.  The process is not painful and doesn’t compromise the animal in any way.

EVOX

The EVOX is a perception reframing tool.  It comes with a Hand Cradle for the purpose of running biosurveys and is used with a headset that plugs into the computer.  The EVOX measures the frequencies (energy) in the voice and uses that information to facilitate what is called perception reframing.

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

The EVOX process begins with a short recording, with the client speaking about a specific topic for about ten to fifteen seconds.  EVOX uses the microphone and the computer’s sound card to record the frequencies in the voice, referred to as voice energy.  Those frequencies are plotted into a graph called a Perception Index.  The Perception Index is then analyzed by the computer and ‘holes or gaps’ (frequencies that are absent) in the frequency pattern are used to determine various frequency VSIs that could be used in the reframe process.  The computer-determined VSIs are then placed into a biosurvey which runs while the client’s hand is on the hand cradle.  VSIs that generate a negative dR are deleted; those creating a positive dR are saved and are then output to the Hand Cradle sequentially over a period lasting thirty seconds to ten minutes, depending on operator preference.  During the output period EVOX plays easy-to-listen-to music into headphones worn by the client and the client is instructed to close his eyes and think about the topic of which he is speaking.  At the end of the output phase the computer resets for the next recording.  This cycle is called a round.  One client stated, “Over the course of a session (usually consisting of three to ten rounds) the client will usually experience a shift in perception relative to the topic.”  This is Perception Reframing.  Perception Reframing can result in an improved golf game, a better relationship with a spouse or child, or the elimination of some self-sabotaging behavior.  This shift is not the result of ‘treating a condition.’ Rather, it is simply expanding or reframing the way the topic is perceived by the client.  Expanded perception creates an ability to exercise more choice.

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

ZYTOLife.com

Our new website, www.ZYTOLife.com will be a nexus for all ZYTO healthcare professionals and for those professionals and their clients as this will become the portal for remote biosurvey scans.  Remote use of our technology over the internet is currently available and has been for the last several years under the name of “Virtual Clinic.”  ZYTOLife.com will become the new portal for this remote scanning once it is launched. As noted above, information contained on, or available through, our website is not a part of, and is not incorporated by reference into, this Annual Report.
In addition to being the nexus between healthcare professionals and their clients as it relates to remote scans, ZYTOLife.com will have a ‘library’ where healthcare professionals can share biosurveys and clinical applications using ZYTO technology.  A healthcare professional owning the Elite will be able to author a biosurvey and post that biosurvey for sale at ZYTOLife.com and other healthcare professionals will be able to benefit from their experience and knowledge.  The net effect is expected to be a more robust sharing of intellectual power and experience.

Operating Divisions

Our business is managed by groups of employees called “workgroups.” Each workgroup has specialized assignments, which include Accounting (includes inventory management), Technical Customer Service, Compass Sales and Product Implementation, Healthcare Professional Sales and Product Implementation, Marketing, and Product Development.  Each of these work groups is supervised by a manager.

As the only two officers of ZYTO, Dr. Vaughn R Cook, President and CEO, and Kami J. Howard, CFO and Secretary, oversee all of our operations.  We have fewer than thirty employees, so the primary management interface is handled through regular meetings.

Marketing and Sales

Marketing and sales are segregated into two distinct areas: Compass and Healthcare Professional.

The Compass is sold to distributors of health products.  These distributors sell through direct sales or network marketing channels.  As a rule, we will only create a Compass when a distribution company offers more than twenty health products, and only if that company has more than five thousand distributors.  Once an eligible company has been identified we obtain a sample of each of their products.  VSIs for each of these products is then created and organized into a library of biosurveys.  The Compass is then offered for sale.  Currently we have Compasses for seventeen companies.  There are no health product distribution companies that endorse the Compass directly as a tool to help their distributors sell product.  The primary reason for this is liability.  Health product manufacturers and distributors are required to limit their health claims to what is printed on the label.  To someone who does not understand how the Compass works, it may be easy to falsely assume a claim is being implied that a positive shift in coherence for a particular health product means that product will ‘fix’ something that is wrong with the customer.  If this false assumption was supported by the manufacturer, or if their endorsement of the Compass is perceived as supporting this false assumption, it may imply an expansion of claims other than those on the product label.

The Compass does not extend any label claim, but, in order to ensure this is clear, it must be noted that manufacturers and distributors of health products whose products are included with a Compass maintain a clear arm’s length relationship with us and with the Compass.  In no instance do we share in the revenue from the sale of health products sold in conjunction with a Compass.  Likewise, in no instance does a health product manufacturer share in the revenue we generate from the sale of a Compass.

As noted above, the primary system we use to propagate sales through the distributor network of a particular company is via an affiliate program.  Every Compass owner may choose to become an affiliate.  Each affiliate is issued a web link that may be shared with other individuals interested in the Compass.  When a prospective purchaser follows that link, it directs them to www.ZYTOCompass.com, where the website recognizes the source of the inquiry.  Should the prospect purchase the Compass, the affiliate is paid a nominal referral bonus.  Most referrals are made to individuals within the affiliate’s sales organization.

The primary incentive for a health product distributor to refer someone to purchase a Compass is the increased revenue he or she will receive through the payout of referral bonuses. We increase Compass sales through this referral bonus system.  For more information specifically about the Compass visit www.ZYTOCompass.com.

Healthcare Professional Products include the Elite, Select, Balance, and EVOX.  Sales of these products are made using internal sales representatives and outside sales representatives.  Internal sales representatives receive a base salary and commission bonuses based on total sales.  Outside sales representatives receive sales commissions on completed sales only.

As a means of generating business for the Healthcare Professional Products, we have created a Strategic Marketing Partner Program (hereinafter, the “SMP Program”).  Currently there are three companies that participate in the SMP Program: Nutri-West, Biotics Research Corporation, and Premier Research Labs (collective, the “SMP Companies”).   The SMP Program was formed with the objective of creating more business for each party.  The SMP desires to have us customize certain technology applications with the intent of adding value specifically for the SMP and to help the SMP and its affiliated health professionals sell more SMP nutriceutical products to customers and patients.  We desire to have the SMP provide additional marketing cooperation by including our customized technology products in certain advertising, seminars, and other marketing sales efforts.  It is the intent of both parties to work cooperatively to use our technology to help serve the SMP’s customers and their affiliated health professional’s customers and clients more effectively.

For each SMP company, we create a Balance.  The Balance is designed to be used in a health clinic to identify SMP Company products for which clients show a positive shift in coherence.  This, along with other information provided by the Balance, assists healthcare professionals in making better nutritional supplement recommendations to their clients.

Additionally, the reports generated by the Balance are designed to educate clients and to provide them the motivation necessary to comply with the recommendations of their healthcare provider.  The Balance scans a number of VSIs relating to vertebrae, teeth, and acupuncture meridians and the Balance draws the body’s response to these items in a graph called a Stress Profile.  The Balance then measures the body’s responses to the VSIs representative of various products.  The product VSIs creating the most positive shift in coherence are then used in a rescan of the stress profile.  The net effect is a visual representation of the effect these supplements will have based on their ability to resolve the stress profile, bringing all out-of-range biomarkers into range.  The visual effect shown as the stress profile is resolved can be very motivating to the person being scanned.

SMP companies participate in our SMP Program because healthcare professionals who use our technology are more confident in making nutrition part of their practices and therefore tend to sell more nutritional supplement products.  We do not participate financially in any nutritional supplement product sales by SMP companies, and SMP companies do not participate financially in our technology sales.  The SMP relationship, although symbiotic, is strictly an arm’s length relationship.  Pursuant to the terms of our written agreements with each SMP company, we maintain responsibility and liability for our technology and SMP companies do the same for their products.

In addition to the SMP Program, we advertise in trade journals and we attend a number of professional conferences and trade shows every year.  From time to time we also provide sponsorship support to professional organizations and their events when possible.  We do not have an ongoing financial commitment to provide this type of sponsorship support.

Competition

We believe that our principal competitors include GTech and BioMeridian International, Inc., and other manufacturers of similar technology that may provide biocommunication applications.  Our most significant challenge in the marketplace is not alternative product offerings from competing companies, but the lack of knowledge of our products in the marketplace and what the products can do for potential customers.

We are competitive with the companies mentioned above with regard to the features and effectiveness of our product offerings, as well as price, customer service, and name recognition. To compete with these companies, we rely primarily on trade shows, advertising in trade publications, Internet marketing, and strategic marketing partnerships.

Dependence on a Concentrated Number of Customers

We have several thousand customers and are not reliant upon any single customer or group of major customers. During our most recent fiscal year, no one customer accounted for more than one percent of our revenue.

Proprietary Intellectual Property

To our knowledge, none of our products or services are subject to any patents, patent applications or registered copyrights. We have filed a patent application for “methods and devices for analyzing and comparing physiological parameter measurements,” and are still waiting for final approval for such patent.  That notwithstanding, we believe that our primary software application is protected by common law copyrights. However, to protect our software and other innovations, we rely principally on trade secret and contract law in the United States to protect our proprietary rights. We generally enter into confidentiality agreements, “work-made-for-hire” contracts and intellectual property licenses with our employees, consultants and corporate partners, respectively, as part of our efforts to control access to and distribution of our technologies, content and other proprietary information. We also do not grant to our customers rights to access our software source code. These agreements and our policies are intended to protect our intellectual property, but we cannot assure that these agreements or the other steps we have taken to protect our intellectual property will be sufficient to prevent theft, unauthorized use or unauthorized disclosure. Despite our efforts to protect our proprietary rights from unauthorized use or disclosure, our efforts may not be sufficient or successful. It may be possible that some of our innovations may not be protectable. If third parties were to use or otherwise misappropriate our source code, other copyright materials, trademarks, service marks or other proprietary rights without our consent or approval, our competitive position could be harmed, or we could become involved in costly and distracting litigation to enforce our rights.

We have not registered any trademarks with the U.S. Patent and Trademark Office or filed any application for the registration of the trademarks.

Government Regulation

Other than business license requirements and laws and regulations generally applicable to all entities in the jurisdictions in which we operate, we do not need any material government approvals in connection with our business and are not subject to material government regulation.

Research and Development

During the years ended December 31, 2010 and 2009, we expensed $155,261 and $186,291, respectively, of costs relating to research and development, none of which was funded by customers.

Environmental Laws

We do not use hazardous substances in our operations and have not incurred, and do not expect to incur, material costs associated with compliance with environmental laws at the federal, state and local levels.

Employees

As of March 1, 2011, we had 27 employees.  Among them, three are part-time.  We do not have formal employment agreements with our employees.  We believe that all employee relationships are satisfactory.

Common Stock

Our common stock is quoted on the Pink OTC Markets electronic quotation service under the symbol “ZYTC.”

Corporate Information

Our principal executive offices are located at 387 South 520 West, Ste. 200, Lindon, UT  84042, and our telephone number is 801-224-7199.  Our website is www.ZYTO.com.

Available Information

Upon request, we provide free of charge the following SEC reports:

•	Annual reports on Form 10-K,
•	Quarterly Reports on Form 10-Q,
•	Current reports on Form 8-K, and
•	Any amendments to those reports.

We make available free of charge on or through our web site, at http://www.ZYTO.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the SEC. Additionally, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C., 20549. Information regarding operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. Information that we file with the SEC is also available at the SEC’s Web site at www.sec.gov.

 ITEM 1A.            RISK FACTORS

As a “small reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 1B.             UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

We currently lease one facility in Lindon, Utah.  This facility is the headquarters for ZYTO Corp and ZYTO Technologies, Inc.  We store and ship all inventory goods at this facility.

The original lease was executed in October 2009.  It was for 7,395 square feet of net rental area, of which 6,430 were usable square feet.  A security deposit of $7,500 was paid at signing.  The terms were for (4) years and commenced on March 1, 2010.

A first amendment was executed in February 2011 to expand into adjacent space, which increased the square feet of the net rental area to 11,178 and the usable square feet to 10,162.  We did not amend the term.  The lease will expire February 28, 2014.

We are obligated for the following future lease payments:

2011	$172,880
2012	186,871
2013	192,477
2014	32,236
Total minimum payments	$584,464

We do not have a formal investment policy.  We have not invested in real estate, real estate mortgages or securities of, or interest in, persons primarily engaged in real estate activities and have no current intention to do so in the future.

ITEM 3.                LEGAL PROCEEDINGS

In the normal course of business, we may have various legal claims and other contingent matters.  We know of no legal claims or other contingent matters outstanding that would have a material adverse effect on our consolidated financial condition, liquidity or results of operations.

ITEM 4.                REMOVED AND RESERVED

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted over-the-counter on the Pink OTC Markets (www.pinksheets.com) electronic quotation service for OTC securities under the trading symbol “ZYTC”, but not quoted on the NASD OTC Bulletin Board or NASDAQ, nor listed on any national or regional securities exchange.

The table below presents the high and low sales prices per share as reported on the over-the-counter market, by quarter for 2010 and 2009.  Quotations from Pink OTC Markets reflect inter-dealer prices without adjustments for retail markups or conversions and may not represent actual transactions.

	2010		2009
	High	Low	High	Low
First Quarter	$0.32	$0.15	$0.03	$0.01
Second Quarter	0.31	0.05	0.05	0.01
Third Quarter	0.29	0.15	0.23	0.02
Fourth Quarter	0.23	0.07	0.35	0.06

The Securities and Exchange Commission has adopted regulations, which generally define “penny stock” to be any equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Our common stock is currently a “penny stock” as defined in the Exchange Act.  As a result, any investor may find it more difficult to dispose of or obtain accurate quotations as to the price of the shares of the common stock.  In addition, the “penny stock” rules adopted by the SEC under the Exchange Act subject the sale of the shares of the common stock to certain regulations which impose sales practice requirements on broker-dealers.  For example, broker-dealers selling such securities must provide, prior to effecting the transactions, their customers with a document that discloses the risks of investing in such securities.  Included in this document are the following:

●	The bid and offer price quotes for the penny stock, and the number of shares to which the quoted prices apply,
●	The brokerage firm’s compensation for the trade, and
●	The compensation received by the brokerages firm’s salesperson for the trade.

In addition, the brokerage firm must send to the investor a monthly account statement that gives an estimate of the value of each penny stock in the investor’s account, and a written statement of the investor’s financial situation and investment goals.  These disclosure and other requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of the broker-dealers to trade our securities.  The penny stock rules may discourage investor interest in and limit the marketability of our common stock.

Holders of Our Common Stock

According to our transfer agent, OTC Stock Transfer, Inc., as of March 1, 2011, there were 225 record holders of shares of our common stock and additional stockholders held shares in street name.

Dividends

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the near future.  It is our present intention to utilize all available funds for the development of the business.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any compensation plans under which equity securities were authorized to be issued as of the end of the last fiscal year.

Recent Sales of Unregistered Securities

We have sold certain shares of common stock for cash and have issued shares of common stock in exchange for services.  The offer and sale of such shares of our common stock were effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act, and similar state securities law exemptions.

●
During the year ended December 31, 2008, we raised $166,911 cash by issuing common stock to unrelated parties at an average price of $0.16 per share per the agreements.  We also raised $50,000 cash by issuing common stock to an unrelated party at $0.05 per share per the agreement.  The primary purpose for the issuances was to raise funds to further develop ZYTO and market our products.

●	During the year ended December 31, 2008, we issued 934,166 shares of common stock for services rendered totaling $98,087 and issued 389,720 shares of common stock for debt totaling $42,521.
●	During the year ended December 31, 2008, we issued 100,000 shares of common stock at $1.18 per share as a result of the InteMedica, LLC Transaction.

 The date of each issuance, number of shares issued and consideration paid are set forth below:

Date	Number of Shares	Total Consideration
01/28/08	100,000	$118,000 – Intemedica Transaction
02/22/08	74,626	$21,711 – investment
03/07/08	156,250	$23,300 – investment
03/14/08	200,000	$37,300 – investment
03/17/08	8,225	$2,464 – debt
03/26/08	384,615	$30,100 – investment
04/11/08	125,000	$27,500 investment
05/08/08	866,667	$91,000 – services
05/08/08	238,095	$25,000 – debt
05/08/08	90,000	$9,450 – debt
05/08/08	53,400	$5,607 – debt
05/08/08	8,333	$875 – services
05/08/08	8,333	$875 – services
05/08/08	20,833	$2,187 – services
05/08/08	15,000	$1,575 – services
05/08/08	15,000	$1,575 – services
06/24/08	1,000,000	$50,000 – investment
07/22/08	600,000	$27,000 - investment
●
During the year ended December 31, 2009, we issued 1,000,000 shares of common stock at $0.02 per share for services to our officers and converted $15,000 of accrued interest into 750,000 shares of common stock at $0.02 per share.

The date of each issuance, number of shares issued and consideration paid are set forth below:

Date	Number of Shares	Total Consideration
06/02/09	500,000	$10,000 – services
06/02/09	500,000	$10,000 – services
06/02/09	750,000	$15,000 – interest conversion

●
During the three months ended March 31, 2010, we granted a warrant to Vaughn R Cook to purchase 1,750,000 shares of common stock in exchange for amended and restated note terms.  The warrant had an exercise price of $0.04 per share and was exercisable through January 30, 2011.  This warrant was valued at $375,847 using the Black-Scholes pricing model with the following assumptions:  risk free interest rate of 0.30 percent, dividend yield of 0.0 percent, volatility of 199 percent and an expected life of 1 year.  During the three months ended March 31, 2010, the officer exercised the warrant for 1,750,000 shares of common stock.  As payment for the exercise, the officer converted accrued interest due under on outstanding notes.

●	For the three months ended March 31, 2010, we satisfied note payables by issuing 1,170,000 shares of common stock. The shares were valued at approximately $0.06 per share.
●	For the three months ended March 31, 2010, we issued 100,000 shares of common stock for public and communication services. The shares were valued at $0.24 per share.
●	During the month of April 2010, we issued 50,000 shares of common stock for public and communication services. The shares were valued at $0.24 per share.
●
During the month of June 2010, we issued 1,200,000 shares of common stock for public and communication services.  Per the terms of the underlying twelve and one half month agreement, the certificates are being held in escrow  and  transferred to the public and communications firm in 100,000 increments on a monthly basis as services are performed.  The shares are valued based on the fair value of the shares on the date they are to be released from escrow.  The total value of the shares issued for the year ended December 31, 2010 was $57,329, of which the entire amount was expensed.

The date of each issuance, number of shares issued and consideration paid are set forth below:

Date	Number of Shares	Total Consideration
02/09/10	1,750,000	$70,000 – exercise of warrant
02/24/10	600,000	$35,863 – note payable
02/24/10	570,000	$34,071 – note payable
03/05/10	50,000	$12,000 – services
03/26/10	50,000	$12,000 – services
04/20/10	50,000	$12,000 – services
06/16/10	600,000	$57,329 - services (1)

(1)
Per the terms of the underlying twelve and one half month agreement, the certificates are being held in escrow and transferred to the public and communications firm in 100,000 increments on a monthly basis as services are performed.

On January 28, 2011, we received $50,000 in exchange for a promissory note.  The 18-month note expires on June 28, 2012 bearing interest at 10% per annum. As part of the agreement we issued the lender 25,000 shares of common stock. We will make interest-only payments until the maturity date, at which time the full principal amount is payable.

Issuer Purchases of Equity Securities

None

ITEM 6.                SELECTED FINANCIAL DATA

As a “small reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 7.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following information should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this document.  Statements in this Management’s Discussion and Analysis and elsewhere in this document that are not statements of historical or current fact constitute “forward looking statements.”

Although we believe that the expectations reflected in the forward-looking statements are reasonable, management does not guarantee future results, levels of activity, performance or achievements.  Except as required by law, management is under no duty to update or revise any of the forward-looking statements whether because of new information, future events or otherwise, after the date of this Annual Report on Form 10-K.

Projections and forward-looking statements

 This Annual Report on Form 10-K contains “forward-looking statements.”  All statements contained in this document that are not clearly historical in nature and forward-looking, and the words “anticipate,” “believe,” “expect,” “estimate,” “plan,” “will,” and similar expressions are generally intended to identify forward-looking statements.  Many of the statements made herein are forward-looking.  All forward-looking statements (including statements regarding future financial and operating results) involve risks, uncertainties and contingencies, including the risks described herein, which may cause actual results, performance, or achievements to differ materially from anticipated results, performance, or achievements.  Except as may be required by applicable law, management is under no obligation to (and expressly disclaims any such obligation to) update or alter forward-looking statements, whether because of new information, future events or otherwise.

Overview

We have funded our working capital requirements from inception primarily from operations.  However, we have raised $1,397,012 since inception by issuing common stock.  We have also entered in various debt financings since inception, and secured a $100,000 working capital line of credit.

Revenue

Since 2006, we have experienced steady revenue growth.  This growth is attributable to the launch of our Compass product in 2007, an overall increase in the volume of Healthcare Professional products sold, and our business model of ongoing subscription revenue.  We implemented aggressive marketing initiatives for our Healthcare Professional line in mid 2009 and we have gained significant traction from those initiatives.  Details of these marketing initiatives are further discussed in the Selling and Marketing Expenses sections.

Revenues are generated by our two segregated product lines, the Compass and Healthcare Professional.

The Compass is a biocommunication tool, which consists of software and hardware that is sold to distributors of health products.  These distributors sell through direct sales, or network marketing channels.  This product’s primary function is to help potential customers for these health products make their buying decisions more quickly and more precisely.  As a rule, we will only create a Compass when the distributing company offers more than twenty health products, and only if that company has more than five thousand distributors.  As of the date of this Report, we had Compasses for seventeen companies.  For more information about the Compass, visit www.ZYTOCompass.com. (As noted above, the information contained on, or accessible through this website is not a part of, and is not incorporated by reference into this Annual Report.)

We have implemented an Affiliate Program to assist in promoting Compass sales.  Individuals who participate receive a customized link to distribute to potential customers.  When orders are placed through the customized links, which reference affiliate accounts, affiliates are eligible to receive a commission per Compass sale.

The Healthcare Professional Products include the Elite, Select, Balance, and EVOX.   Each of these products uses biocommunication as a primary interface to the body.

The EVOX is designed to facilitate perception reframing.  Perception reframing is a technique that opens a person to a different way of seeing a circumstance, an opportunity, a problem, or a relationship.  The idea is to quickly and painlessly allow an improved view, at a conscious and subconscious level.  Perception creates reality.  Perception reframing allows for a more mature or functional reality and can be used to improve any aspect of human performance.

Sales of these Healthcare Professional Products are made using internal sales representatives and outside sales representatives.  Internal sales representatives receive a base salary and commission bonuses based on sales performance.  Outside sales representatives receive only commissions.  We have implemented various referral fee programs for individuals who influence sales.  Referral fees are paid based on a 12-month rolling total number of referrals resulting in sales of the Healthcare Professional Products.

 With each system purchase, the customer agrees to a monthly software subscription fee.  The monthly fee for each product is listed in the pricing matrix below.  For customers who purchase multiple Healthcare Professional Products, excluding the Balance, the maximum monthly subscription fee is $75 per month.  At the time of purchase, customers are required to provide us with a credit card to be processed each month.  In the event the credit card declines, the customer is notified by e-mail.  The customer has five days to update their credit card information to ensure a successful charge or their software will automatically deactivate.

The customer is granted one license per system purchased.  The customer may install the software on two computers but may only use each license on one computer at a time.

ZYTO Pricing Matrix

Product	MSRP	Monthly Subscription Fee
Compass	$399	$39.95
Balance – Monthly subscription option (1.a)	597	97.00
Balance – Purchase option (1.b)	2,750	50.00
EVOX	5,750	50.00
Select	5,750	50.00
Elite	10,750	50.00

(1)	For the Balance product, we offer two options.
a.
The customer can pay an initial set-up fee of $597 (which includes the purchase of the ZYTO hand cradle) and agree to a monthly subscription fee of $97 per month.  Provided the customer’s monthly subscription account is in good standing, at any time during the monthly subscription service, the customer may purchase a product within our Healthcare Professional line of products and we will credit the customer’s prior three monthly subscription payments towards the purchase.

b.	The customer can purchase the product for $2,750 and agree to the standard monthly subscription fee of $50. To date, purchases under this option have been minimal.

As part of the subscription service, all products are warranted to conform to the applicable specifications for a period of one year for all ZYTO-branded electronic components and one year for all ZYTO-branded mechanical parts, from the date of shipment.  The warranty extends in 30-day increments for all active installations based on a current and continuous subscription.  Continuous means the subscription is active for 10 months in a 12 month period.  In the event the subscription becomes non-continuous for any reason the hardware and electronic components are not eligible for a continued monthly extension of warranty.  Non-continuous or inactive installations may replace any broken or damaged parts at current retail cost.

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

Gross Profit Margin

As primarily a software company, we have the ability to generate exceedingly high gross profit margins.  For the year ended December 31, 2010, we achieved a gross profit margin of 91.2%, compared to 91.4% for the year ended December 31, 2009.

For the year December 31, 2009, we did not store any inventory goods at our facility in Lindon, Utah.  In March 2008, we executed a service agreement with a third party fulfillment center to manage all services relating to procurement, warehousing, ordering, processing, and shipping of inventory.  These fulfillment costs were capitalized to inventory as incurred and then classified to cost of sales expense as the inventory was depleted.

In December, 2010 we commenced performing all inventory functions at our facility in Lindon, Utah and discontinued the use of the third party fulfillment center.

Operating Expenses

Our selling and marketing expenses consist primarily of salaries and related expenses for our direct sales force, commissions, marketing personnel, training and implementation programs, marketing programs, and advertising campaigns.  We intend to use our experience and connections to continue to promote and market our products.  We anticipate selling and marketing expenses to increase as a result of domestic expansion and a focus on international presence.

Our general and administrative expenses consist primarily of salaries and related expenses for finance and other administrative personnel, professional fees, office related expenses, facilities, and business insurance.

Our research and development expenses consist primarily of salaries and related expenses for development personnel.  As of January 1, 2009, we have capitalized all costs relating to significant enhancements and upgrades to our proprietary software.  Amortization of these costs will commence in 2011. Prior to 2009, we expensed all research and development costs.

We have incurred significant expenses from inception through December 31, 2010 primarily attributable to costs incurred to develop and market our products and services.  Since inception through December 31, 2010, we have incurred an accumulated deficit of $7,686,285.

Acquisitions

InteMedica, LLC

In January 2008, we were approached by the owner shareholder of InteMedica, LLC, a Nevada limited liability company (“InteMedica”), Dr. John Diamond, MD, regarding a potential sale of InteMedica, a business engaged in the distribution of nutritional supplements.  After several discussions, we made the decision to purchase InteMedica’s assets with the intention of using such assets as a viable source of revenue, when used in conjunction with our technology.  At the time of the acquisition, no officers or directors of ZYTO owned any interest in InteMedica.  However, Dr. Diamond and another InteMedica investor owned a total of 30,000 common shares of ZYTO, which constituted approximately 0.12% of ZYTO’s outstanding capital equity.  Accordingly, on January 28, 2008, we entered into an Inventory Purchase, Continuing Business Operations and Licensing Agreement (such agreement hereinafter referred to as the “InteMedica Agreement,” and such transaction evidenced thereby hereinafter referred to as the “InteMedica Transaction”) with InteMedica, pursuant to which we agreed to purchase the inventory and continuing business operations of InteMedica.  Under the terms of the InteMedica Agreement, we issued a note payable for $164,000 and issued 100,000 shares of our common stock to InteMedica in exchange for the assets and business opportunities purchased thereunder.  We issued such 100,000 shares of common stock at $1.18 per share, the fair market value per share as of the date of the transaction.  The purchase price of $282,000 was allocated based on fair market value with $127,552 going to inventory and $154,448 to goodwill.

InteMedica was seen as a reasonable acquisition because so much of our technology interfaces with nutriceutical products.  We felt that owning a product line would give us greater flexibility in developing market-specific applications, and that it would allow us to profit from the sale of those products.  Approximately six months after making the acquisition it became apparent there was more marketing and sales and customer education work needing to be done than had been expected, compounded by the fact that our core competence is technology, not nutriceutical sales.   This, combined with the disparity in profit margins between InteMedica product sales and ZYTO’s technology business, made diverting resources and focus away from our technology pursuits potentially too costly.  Accordingly, we determined that exiting the InteMedica business was the least damaging path.

During the year 2008, we determined that the goodwill of $154,448 associated with this transaction was impaired.  As a result, the entire amount was expensed in 2008.  As of June 30, 2008, we made the decision to exit the business and proceeded to liquidate all of the inventory associated with the InteMedica Transaction.  Effective December 31, 2009, we dissolved the wholly owned subsidiary that we had formed in order to operate this new line of business called ZYTO Health, Inc., which was organized under the laws of the State of Utah.

Results of Operations

	For the Year Ended
	December 31, 2010	December 31, 2009
Statement of Operations Data:
Revenues, net	$4,033,030	$3,206,148
Cost of sales	354,041	275,281
Gross profit	3,678,989	2,930,867
Total operating expenses	3,694,272	2,553,912
Other income (expense)	(326,612)	(198,640)
Net income (loss) after taxes	(332,801)	171,362
Net income (loss) per share	(0.01)	0.01

Fiscal Year Ended December 31, 2010, Compared to Fiscal Year Ended December 31, 2009

 Revenues

Total revenues for the year ended December 31, 2010, were $4,033,030, compared to $3,206,148 for the year ended December 31, 2009, reflecting an increase of $826,882, or 26 percent.

Healthcare Professional Product Line

Revenues generated through our Healthcare Professional product line for the year ended December 31, 2010, were $2,515,583, compared to $2,000,102 for the year ended December 31, 2009, reflecting an increase of $515,481, or 26 percent.  As discussed previously, we aggressively implemented new marketing strategies in 2009 for the Healthcare Professional line of products.  Specifically, we created the SMP Program with the objective of creating more business for each party. We began advertising in trade journals, attended a number of professional conferences in a joint marketing relationship with our SMP companies, and started to provide sponsorship support to professional organizations and their events when possible.  As reflected in our revenue results for 2010, these initiatives have brought us more exposure in the market and continue to do so.

The increase in revenues generated through our Healthcare Professional product line is attributable to an increase in volume and our existing customers continuing to pay their monthly subscription fees.

Compass Product Line

Revenues generated through our Compass product line for the year ended December 31, 2010, were $1,517,447, compared to $1,206,046 for the year ended December 31, 2009, reflecting an increase of $311,401, or 26 percent.  As discussed previously, we launched the Compass in late 2007.  It was not until the end of 2008 that we hired an in-house sales team of three employees to focus solely on marketing the Compass product.  Prior to hiring an in house sales team, we depended on outside representatives and distributors to market the product.

The increase in revenues generated through our Compass product line is attributable to our existing customers continuing to pay their monthly subscription fees.

Selling and Marketing Expenses

Selling and marketing expenses for the year ended December 31, 2010, were $1,916,668, compared to $1,298,872 for the year ended December 31, 2009, reflecting an increase of $617,796, or 48 percent.  The increase was due to our aggressive marketing strategies implemented in mid 2009 along with increasing the number of employees working within this group from 10 to 18.  As a means for generating business for the Healthcare Professional Products, we created a SMP Program in mid 2009.  In mid 2009, we started participating and attending a number of professional conferences in a joint marketing relationship with the SMP companies.  In addition to the SMP Program, we began advertising in trade journals and attending various conferences and trade shows.  From time to time we also provide sponsorship support to professional organizations and their events when possible.  We do not have an ongoing financial commitment to provide this type of sponsorship support.

General and Administrative

General and administrative expenses for the year ended December 31, 2010, were $1,622,343, compared to $1,068,749 for the year ended December 31, 2009, reflecting an increase of $553,594, or 52 percent.  One primary factor to the increase was the engagement of our public relations firm to perform public relations services.  Our first agreement with this firm was executed on February 1, 2010, and was effective for a period of 90 days.  As compensation for services, we agreed to remit on a monthly basis $15,000 in cash along with 50,000 shares of restricted common stock.  Accordingly, for the year ended December 31, 2010, we issued 150,000 shares of common stock relating to this agreement.  The shares were valued at $0.24 per share.  In addition, during the month of June 2010, we reengaged our public relations firm under a new twelve and one half month agreement (the “2nd Agreement”) and agreed to issue 1,200,000 shares of restricted common stock for their services.  The certificates are being held in escrow and transferred to the public relations and communications firm in 100,000 increments on a monthly basis as services are performed.  As of December 31, 2010, we had issued 600,000 shares of the 1,200,000 shares.  The shares are valued based on the grant date fair value.  The total value of the shares issued for the year ended December 31, 2010 was $57,940, of which the entire amount was expensed.  Other factors relating to the increase in expenses were accounting and legal fees associated with our Form 10 filing and continuing to build the infrastructure necessary to meet customer expectations and anticipated profitable growth.

Research and Development

Research and Development expenses for the year ended December 31, 2010, were $155,261, compared to $186,291 for the year ended December 31, 2009, reflecting a decrease of $31,030, or 17 percent. The decrease was primarily due to our capitalizing costs relating to significant enhancements and upgrades to our proprietary software during the year ended December 31, 2010.

Other Expense

Other expense for the year ended December 31, 2010, was $326,612, compared to $198,640 for the year ended December 31, 2009, reflecting an increase of $127,972, or 66 percent.  This increase resulted from our executing an amended promissory note with Vaughn R Cook, Chairman and CEO, extending the maturity date on his original promissory note of $2,500,000 to December 31, 2012.  In exchange for the amended and restated terms, we increased the interest rate from 5 percent to 7 percent per annum and issued a warrant to purchase 1,750,000 shares of common stock at an exercise price of $0.04 per share.  The warrant was exercised on February 3, 2010, and was valued at $375,547 using the Black-Scholes pricing model with the following assumptions:  risk free interest rate of 0.30 percent, dividend yield of 0.0 percent, volatility of 199 percent and an expected life of 1 year.  The warrant value of $375,547 will be recognized over the length of the amended promissory note.  Accordingly, for the year ended December 31, 2010, we recognized $118,029 of interest expense associated with this warrant transaction.

Net Income/Loss

Our net loss for the year ended December 31, 2010, was $332,801, compared to income of $171,362 for the year ended December 31, 2009.  The net loss for the year ended December 31, 2010 is a direct result of the aforementioned expenses.

Liquidity and Capital Resources

Our sources of liquidity have historically been cash from operations, a working capital line of credit, and debt and equity financing.

From September 2006 through July 2008, we raised approximately $1,397,012 through equity financing.

Cash Flow

	Fiscal Years Ended December 31,
Net cash provided by (used in):	2010	2009
Operating activities	$336,957	$284,454
Investing activities	(280,543)	(246,278)
Financing activities	(67,343)	(16,885)
Net increase (decrease) in cash	(10,929)	21,291

Operating activities:

Cash provided by operating activities were $336,957 and $284,454 for the years ended December 31, 2010 and 2009, respectively.

Investing activities:

Cash used in investing activities was $280,543 during the year ended 2010 which included $144,037 for property, plant, and equipment purchases, $126,005 for capitalizing costs relating to significant enhancements and upgrades to our proprietary software and $11,301 for our long term investment.  Proceeds from related party loans provided $800 of cash during the year ended 2010.
Cash used in investing activities was $246,278 during the year ended 2009 which included $76,541 for property, plant, and equipment purchases, $101,301 for capitalizing costs relating to significant enhancements and upgrades to our proprietary software, $38,699 for our long term investment and $29,737 for related party loans.

Financing activities:

Cash used in financing activities was $67,343 during the year ended 2010 which included $43,431 for related party loans and $41,500 for notes payable.  Proceeds from notes payable provided $17,588 of cash during the year ended 2010.

Cash used in financing activities was $16,885 during the year ended 2009 which included $66,509 for related party loans and $22,997 for notes payable.  Proceeds from related party notes and notes payable included $8,803 and $63,818.

Other

As of December 31, 2010, we had cash and cash equivalents of $39,360.  As of December 31, 2010, we had current liabilities of $1,066,089 and total current assets of $435,050, with our current liabilities exceeding current assets by $631,039.

On January 1, 2005, we issued a note payable to Vaughn R Cook, Chairman and CEO, for certain intellectual property consisting of the right granted by Dr. Cook to develop the Hand Cradle and Tower, the initial software package, and the methods of programming VSI.  Per the terms of the agreement, interest began to accrue at an effective interest rate of 5 percent as of January 1, 2007 and the note was scheduled to mature on December 31, 2009.  On January 1, 2010, we executed an amended and restated promissory note with Dr. Cook, extending the maturity date to December 31, 2012 and increasing the interest rate from 5 percent to 7 percent per annum.  In exchange for the amended and restated terms, we issued Dr. Cook a warrant for 1,750,000 shares of our common stock at a per share price of $0.04.  We recognized interest expense of $174,521 and $125,000 for the years ended December 31, 2010 and 2009.  We dispersed interest payments totaling $163,099 of which $70,000 was used for the exercise of the warrants, and $81,506 for the years ended December 31, 2010 and 2009.

During the year ended December 31, 2007, we entered into a line of credit arrangement with a financial institution for $100,000, of which $100,000 is personally guaranteed by one principal officer of our Company. As of December 31, 2010, the amount drawn on the line totaled $100,000.  The interest rate to be applied to the unpaid principal balance during the term is 2 percentage points over the index. The entire principal balance and any accrued and unpaid interest was due on October 25, 2010.  Borrowings under the line were collateralized by a security interest in all of our assets. In November 2010, we renegotiated and amended our existing line of credit with the financial institution, extending the maturity date to December 5, 2011. We will continue to make monthly interest-only payments.

On January 28, 2008, a note payable (the “InteMedica Note”) was issued as part of the InteMedica, LLC transaction. Per the terms of the $164,000 InteMedica Note, interest began to accrue at a rate of 3 percent per annum.  As of February 15, 2008, the interest rate increased to 36 percent per annum.  On August 1, 2009, we negotiated an interest rate adjustment from 36 percent to 12 percent per annum and agreed to monthly payments of $8,000 until paid.  During the year ended December 31, 2010, we made principal payments totaling $34,628.  As of December 31, 2010, the note payable balance was $46,942 and accrued interest totaled $657.

On February 4, 2009, we issued a note payable in the amount of $11,188 to our landlord for rent due under the relevant lease.  We retired such note on April 27, 2010.
On July 16, 2009, we purchased certain computer hardware and software in exchange for a note payable of $52,360.  In November, 2010 the note matured and we paid our obligations as of that date.

On December 1, 2009, we issued a note payable in the amount of $8,803 to the Vaughn R and Kathryn C. Cook Foundation.  Per the terms of the note, interest shall accrue at a rate of 7 percent per annum and principal and accrued interest shall be due and payable on June 30, 2010.  We retired such note on June 30, 2010.

On October 21, 2010, we purchased certain office equipment in exchange for a long-term capital lease obligation.  As of December 31, 2010, the long-term portion comprised of $16,909, less current portion of $3,214.

On January 28, 2011, we received $50,000 in exchange for a promissory note.  The 18-month note expires on June 28, 2012 bearing interest at 10% per annum. As part of the agreement we issued the lender 25,000 shares of common stock. We will make interest-only payments until the maturity date, at which time the full principal amount is payable.

Off-Balance sheet arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts, goodwill, other intangible assets and going concern.

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

We recognize revenue when persuasive evidence of an arrangement exits, delivery has occurred, the customer no longer has the right of return, the fee is fixed or determinable and collection has been made or is reasonably assured.

In September 2009, the Financial Accounting Standards Board (FASB) amended the accounting guidance on revenue recognition. Under the amended guidance (“new revenue guidance”), consideration in a multiple element arrangement may now be allocated in a manner that more closely reflects the structure of the transaction. Also, under the new revenue guidance, tangible products that contain software components essential to the functionality of the tangible product will no longer be subject to software revenue recognition.

The Company elected to early adopt this new revenue guidance as of January 1, 2010, on a prospective basis for applicable arrangements originating or materially modified after that date. For 2010, adoption of the new revenue guidance did not have a material impact on its consolidated financial statements, and the Company does not expect the new revenue guidance will have a material impact on its consolidated financial statements in future periods.

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

Going concern

From inception through July 2008, we had primarily been in the development stage, devoting a substantial amount of effort to research and development.  Until the year ending December 31, 2009, we expensed all research and development costs relating to significant enhancements and upgrades to its propriety software.  From inception through December 31, 2010, research and development costs totaled $5,971,020.  As of December 31, 2010, and December 31, 2009, we had an accumulated deficit of $7,686,285 and $7,353,484, respectively.  To increase revenues, we intend to focus on customer retention and expanding our customer base.

Technology

The 5.0 platform is the 2010-2011 update to ZYTO Technology.  It is being released in phases.  The first product to be updated/released was EVOX 5.0.  The next product was a new version of the Balance called Balance 5.0.  This product was first shipped mid-July, 2010.  The Elite 5.0 is the upgrade and replacement for the LSA Pro 4.0 and was released in January 2011.  A new product, Select 5.0 will be an upgrade to the Balance 3.0 and is scheduled for release in April 2011 along with a new website, ZYTOLife.com.  ZYTOLife.com was first announced in 2008.  The 5.0 platform has taken over two years to develop and many of the concepts included in it were formulated in 2008.

ZYTOLife.com will be a nexus for all ZYTO health professionals and for those professionals and their clients as this will become the portal for remote biosurvey assessments.  Remote use of ZYTO technology over the internet is currently available and has been for the last several years under the name of Virtual Clinic.  ZYTOLife.com will become the new portal for this remote testing once it’s launched.

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

We capitalize all salaries and associated expenses relating to significant enhancements and upgrades to our proprietary software.  Each employee who is involved in the development process is required to maintain a detailed accounting of his or her time as it relates specifically to enhancements and upgrades to our proprietary software.  As of December 31, 2010, the total capitalized amount was $227,306.  Accordingly, this amount is classified as Technology on our balance sheet and considered a critical accounting estimate due to the fact that certain updates relating to the 5.0 platform are still in the development phase.  Specifically, we have completed the entire planning stage of the 5.0 platform and have determined that the 5.0 platform has achieved technological feasibility.  We have not completed all the designing, coding or testing activities for the Select 5.0 or ZYTOLife.com that are required prior to release.   Technological feasibility will be established for the Select 5.0 and ZYTOLife.com once we have completed the designing, coding and testing activities mentioned above and we conclude that software meets its design specifications including functions, features, and technical performance requirements.  We have only capitalized costs for those components that have achieved technological feasibility.

We account for intangible assets under the applicable guidelines of Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) 350, “Intangibles – Goodwill and Other” (formerly SFAS 142 “Goodwill and other intangible assets”) and FASB ASC 360, “Property, Plant, and Equipment” (formerly SFAS 144 “accounting for the impairment or disposal of long lived assets”). Where intangible assets have finite lives, they are amortized over their useful life unless factors exist to indicate that the asset has been impaired. We evaluate if the assets are impaired annually or on an interim basis if an event occurs or circumstances change to suggest that the assets value has diminished. Under FASB ASC 360, when deemed necessary, we complete the evaluation of the recoverability of its long-lived assets by comparing the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future undiscounted cash flows of long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values. Under FASB ASC 360 intangible assets with indefinite useful lives are required to be tested annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. As of December 31, 2010, we had not recognized any impairment.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Supplementary Data required by this Item, together with the reports of our independent registered public accounting firm, are set forth at the pages indicated on the Index to the Financial Statements on Page F-1 included in Item 15 of this report.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A.             CONTROLS AND PROCEDURES

This annual report does not include either management’s assessment on our internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

As of the date of this Report, we were in the process of strengthening our internal controls.

ITEM 9B.             OTHER INFORMATION

None

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of directors and executive officers

The following table sets forth certain information regarding our executive officers and directors as of December 31, 2010.
Directors are elected for three year terms.  Our Amended and Restated By-Laws require that our Board of Directors to be comprised of at least three, but not more than nine directors.  Accordingly, directors are divided into three classes designated as Class I, Class II and Class III, respectively, with equal numbers of directors in each class, to the extent practicable.  The term for each class of directors is staggered, i.e., one class of directors is elected at each annual meeting of the stockholders.  Accordingly, at each annual meeting of the stockholders, directors elected to succeed the directors of the class whose terms expire at such meeting are elected for a full term of office to expire at the third succeeding annual meeting of stockholders after their election. Officers are elected by the Board of Directors and their terms of office are at the discretion of the board.

Name	Age	Position
Vaughn R Cook	60	Chairman of the Board and Chief Executive Officer
Kami J. Howard	36	Director, Chief Financial Officer and Secretary
Adam D. Ford	38	Director
Hammad M. Shah	45	Director
Gene V. Nielsen	55	Director
Beverly Clark	57	Director
Glen Miner	37	Director

Vaughn R Cook founded ZYTO and has served as Chairman of the Board and Chief Executive Officer since its incorporation in December of 2004.  He has been employed full time by ZYTO since its inception.  Dr. Cook is an honors graduate of Utah State University, has an acupuncture degree from the Oriental Medical Institute of Hawaii, and an OMD (Oriental Medical Healthcare professional) degree from the North American Academy of Advanced Asian Medicine.  He is board certified and licensed as an acupuncturist in Utah.  For over twenty years, Dr. Cook has worked in the Complementary and Alternative Medical field. He has specialized in technology applications that integrate western and eastern medicine. He has worked for Esion Corp, the company that developed the Interro, has been the President and owner of Digital Health Corp, the company that developed the OmegaAcubase System; President of BioMeridian International, Inc., the company that developed the MSA Pro and other related technology.  He has developed two computer-based systems used by healthcare professionals around the world. The first was the Omega AcuBase System and the most recent is ZYTO technology.  Concurrent with his work with technology Dr. Cook owned and operated the Utah Acupuncture Clinic and the Meridian Health Center in Salt Lake City, Utah.  This clinical background has allowed him to develop equipment from the perspective of a practicing healthcare professional, which combined with an extensive background in business, has resulted in technology that is clinically effective and financially practical.  He has traveled extensively and taught principles of alternative medicine throughout the United States and in many countries.

Dr. Cook provides the Board with over 20 years of experience in the Complementary and Alternative Medical field.  As the founder and Chief Executive Officer of ZYTO, Dr. Cook provides a management representation on the Board with knowledge of the day-to-day operations of ZYTO obtained as a result of his role.  Thus, he can facilitate the Board’s access to timely and relevant information and its oversight of management’s strategy, planning and performance.

Kami J. Howard joined ZYTO in April 2007 as the Chief Financial Officer and was first elected to serve as a director of the Company in October 2008.  Ms. Howard was elected by our Board of Directors to serve as our Secretary on June 27, 2010.   As a member of our senior management team, she is involved in strategic planning and is responsible for all financial, regulatory, and investor relation aspects of the business. Prior to joining ZYTO, Ms. Howard spent five years at Browz, LLC, a technology company specializing in supply chain verification, where she served as Vice President and Company Controller for the entire length of her employment.  Her responsibilities included accounting, business and tax planning on behalf of the LLC and its members. From 2000 to 2003, Ms. Howard served as Vice President and Corporate Controller for BioMeridian Corporation and its subsidiaries. Prior to her appointment at BioMeridian, Ms. Howard served in various senior financial positions. She holds a B.S. in accounting and a Master's Degree in Business Administration.

Ms. Howard provides the Board with extensive accounting and financial expertise gained from her services as Vice President and Company Controller of Browz, LLC and BioMeridian Corporation.  Her experience and knowledge make her a valuable contributor of financial, accounting and risk management expertise to the Board. Ms. Howard also provides a management representation to the Board.

Adam D. Ford was first elected to serve as a director of ZYTO in April 2008.  Mr. Ford is an attorney licensed in New York and Utah. He is an honors graduate of Brigham Young University and was a Crawford-Robinson Scholar at the Duke University School Law. In 2001, he began his career with Shearman & Sterling LP in New York City and also practiced with McDermott Will & Emery LP from 2003 to 2006 before moving back to Utah to open his own practice. He has represented Lenzing AG in the sale of Lenzing Fibers Corporation; IDT Corporation in the acquisition of substantially all the assets of Winstar Communications, Inc; KMPG LLP in its acquisition of various offices of Arthur Anderson LLP; Wachovia Securities in Choice One Communications credit agreement restructuring; Wachovia Securities in Perry Ellis International credit agreement restructuring; Rhodes Furniture Group in credit agreement restructuring with Heilig-Meyers; Parmalat USA Corporation and Farmland Dairies, LLC as conflicts counsel in bankruptcy; Motels of America, LLC as counsel to debtor in bankruptcy; Intelsat, Ltd. in MCI/Worldcom, Space Systems/Loral and Verestar bankruptcies; Norddeutsche Landesbank Girozentrale as largest secured creditor in Speigel/Eddie Bauer bankruptcy; ChoHung Bank as largest secured creditor in SK Global America, Inc. bankruptcy; Merrill Lynch, Pierce, Fenner & Smith as creditor in Special Metals Corporation bankruptcy; Bank of America Securities as creditor in Adelphia Communications Corporation bankruptcy; General Electric Capital Corporation as secured creditor in PSINet, Inc. bankruptcy, as well as many other corporate and litigation matters.

Mr. Ford provides the Board with valuable risk management and business planning expertise obtained from his background as an attorney.  His risk management expertise, background, and legal experience allow him to be a valuable contributor to the Board.

Hammad M. Shah was first elected to serve as a director of ZYTO in October 2008, and currently serves as the Chief Strategy Officer at MedAssurant. In this role Mr. Shah holds the responsibility for the strategy, design, development, implementation, operations, and expansion of MedAssurant’s Strategic Products, Services, and Solutions (SPSS) Group, as well as MedAssurant’s strategic partnerships and alliances, acquisitions, international growth initiatives, and the support of MedAssurant’s broader strategic initiatives.  Prior to joining MedAssurant in July 2010, Mr. Shah served in senior roles for Express Scripts from April 2007 to July 2010, including serving  as Vice President and General Manager of Emerging Markets for Express Scripts, one of the healthcare industry’s largest pharmacy benefit management companies with focus on data-driven solutions in areas of patient medication adherence, drug utilization improvement, cost management, and patient care services. At Express Scripts, Mr. Shah was responsible for the strategy and leadership of five business units spread across clinical, distribution operations, and consumer directed health market operations with total revenue of $1.3 billion in annual revenues.  Prior to this, Mr. Shah was Vice President of Strategy and Business Development, International Operations at Express Scripts where he lead the organization’s global strategy and business development with specific emphasis on Europe and the Far East.  Prior to his tenure at Express Scripts, Mr. Shah held multiple roles as Vice President, Chief Operating Officer, and General Manager at VetCentric from July 2006 to April 2007, PharMerica from May 2005 to July 2006, Caremark from October 2002 to March 2005, and Eckerd Corporation from May 1987 to October 2002. Mr. Shah received a Masters of Health Sector Management and a Masters in Business Administration from Arizona State University, and a Bachelors of Science in Pharmacy from Temple University, and is a licensed pharmacist.

Mr. Shah provides the Board with over 20 years experience in senior administrative and operational roles.  He provides significant experience in leading and managing multi-site operations, including pharmacy operations for Express Scripts, which generated over $9B in revenue.  Mr. Shah provides valuable expertise to the Board in improving efficiencies, reducing costs, and increasing profitability.

Gene V. Nielsen was first elected to serve as a director of ZYTO in December 2010.  Mr. Nielsen became Chief Financial Officer for Five Star North America, LLC in February 2011. The Company has the franchise rights to develop and manage 142 store locations of Five Guys Burgers and Fries in three Canadian Provinces. Since 2008, he served as a Partner for Tatum, LLC, the largest executive services firm in the U.S. focused on providing strategic, operational and project leadership to companies in need of Chief Financial Officer services.  From 2006-2008, Mr. Nielsen consulted as Chief Financial Officer/Chief Operating Officer for IP Telesis, Inc., a VOIP telecomm company.  He also served as Chief Financial Officer for Paradigm Solutions, a human resource company.  From 2004-2006, Mr. Nielsen served as Senior Division Controller for two divisions of Motorola, Inc., providing public safety and public service software.  In February 2006, he became General Manager of the Salt Lake City, Utah office. Prior to Motorola, from 2001-2004, he was a key member of the CRISNET management team. As Chief Financial Officer and Chief Operating Officer, he directed the transformation and restructuring allowing phenomenal revenue and profit growth subsequently resulting in the sale to Motorola. CRISNET, Inc. was a leading provider of public safety software providing both COTS and Custom Software solutions.  Before joining CRISNET, Mr. Nielsen served as Chief Financial Officer of a regional construction and real estate development company in four western states. He led Finance and served as Secretary-Treasurer of all business entities. He oversaw $170 million in annual construction revenue and managed 600,000 square feet of rentable commercial, industrial and office space.  Prior to the aforementioned positions, Mr. Nielsen was a Partner in Public Accounting Firms located in Salt Lake City, Utah and Denver, Colorado. Mr. Nielsen holds a Bachelor of Science degree in Accounting from the University of Utah and is a licensed CPA.

Mr. Nielsen provides the Board extensive financial and accounting background and experience.  Mr. Nielsen’s financial and accounting expertise greatly benefits the Company.

Beverly Clark was first elected to serve as a director of ZYTO in December 2010.  Ms. Clark is the owner of “Beverly Clark Collection,” a company she formed in 1986, which publishes books and manufactures a line of accessory products for the wedding industry which are sold to thousands of stores around the country, including Target and Wal-Mart.  Ms. Clark is also a founding investor in ReGeneration, a private company which focuses on preventative medicine, anti-aging and bio-identical hormone therapy.  In 2008, Ms. Clark launched Beverly Clark Diamonds, a direct to consumer diamonds website business.  In addition, Ms. Clark is currently developing a wedding shoe line and a collection of bedding under the brand Beverly Clark Home.  Ms. Clark co-founded Enviro Energy Solutions in 2004.  The company produces a retro-fit product for diesel engines which lowers emissions and increases fuel mileage.  In 2000, Ms. Clark launched an internet company, Weddinglocation.com, which markets hotel and resort properties for destination weddings and honeymoons.  Ms. Clark also launched a magazine, The Elite Wedding Collection, which provides a printed component to this marketing effort.  Ms. Clark holds a Bachelor of Science degree in Business Administration with an emphasis in Marketing.

Ms. Clark provides the Board with extensive management experience in multiple companies, including her ability to build and grow businesses by means of her extensive business relationships in various industries.

Glen Miner was first elected to serve as a director of ZYTO in December 2010.  Mr. Miner has extensive experience in many aspects of business, particularly relating to financial transactions and analysis.  Most recently, he worked as an owner and VP of sales for M Squared Procurement and Logistics, a Utah-based company specializing in the manufacturing and logistics of beverages for multiple product companies throughout the United States.  From 2002-2009 Mr. Miner was a managing partner for Contact Mortgage of Orem, Utah.  This company specialized in residential mortgages as well as direct lending.  As a managing partner, Mr. Miner was, in part, responsible for the day-to-day operations as well as initial underwriting and financial analysis for business conducted by the company.  Mr. Miner began his career at Morgan Stanley where he worked until 2002.  During his tenure at Morgan Stanley he obtained multiple securities licenses and sold a variety of security products and financial instruments.  While there, he developed a training program for customer service agents and managed as many as eighty employees in a department specializing in tax question resolution.  In addition, he developed a computer program (TRIGGER) used to analyze tax information provided to customers by Morgan Stanley and identifying problem areas.  This program was implemented in 2000 and used until 2008 by Morgan Stanley offices in both Utah and New York.  Mr. Miner holds an Associate’s degree from the College of Eastern Utah.

Mr. Miner provides the Board extensive management experience in multiple companies, including his knowledge of technology and his extensive business relationships in various industries.

Family Relationships

There are no family relationships among directors, executive officers, or persons nominated or chosen to become directors or executive officers.

Involvement in Certain Legal Proceedings

One of our directors, Mr. Adam D. Ford, filed a personal bankruptcy on December 31, 2009, with more than half of the scheduled debts related to business activities.  In addition to practicing law, Mr. Ford built and sold five single family residences between 2002 and 2009.  These projects were business ventures, built as investments to be sold.  Mr. Ford operated these projects as a sole proprietorship.  The planned sixth project, an approximately $1.5 million dollar venture in the Taylor Meadows subdivision in Alpine, Utah, was financed with Capital Community Bank (“CCB”).  After the initial loan was extended and the lot purchased in 2007, the U.S. real estate market began to suffer serious trauma with property values falling rapidly and financing becoming increasingly difficult to access.  In early 2008, Mr. Ford determined not to build the home, but instead to wait for the real estate market to recover and the financial system to stabilize.

Mr. Ford made significant interest payments to CCB related to the initial lot purchase loan throughout 2008.  In mid-December of 2008, CCB called the entire principal balance then due and owing.  During the last week of December 2008, CCB gave Mr. Ford notice that they had written off as a loss a significant portion of the lot loan to bring the balance in line with then-current market value.  Shortly thereafter they conducted a non-judicial foreclosure of the Taylor Meadows lot and commenced a civil action against Mr. Ford for the deficiency between the original lot loan note amount and the market value of the lot after the foreclosure in mid-2009.  It was this civil action which precipitated Mr. Ford’s bankruptcy filing.

Board of Directors

We currently have seven board members.  As noted above, our directors are elected for three year terms.  Our Amended and Restated By-Laws require that our Board of Directors be comprised of at least three, but not more than nine directors.  Accordingly, directors are divided into three classes designated as Class I, Class II and Class III, respectively, with equal numbers of directors in each class, to the extent practicable.  The term for each class of directors is staggered, i.e., one class of directors is elected at each annual meeting of the stockholders.  Accordingly, at each annual meeting of the stockholders, directors elected to succeed the directors of the class whose terms expire at such meeting are elected for a full term of office to expire at the third succeeding annual meeting of stockholders after their election.

Pursuant to the terms of our By-Laws, at our 2010 Annual Meeting of the Stockholders held on December 16, 2010, the Stockholders nominated Kami J. Howard and Vaughn R Cook to each serve a three year term as members of Class I, and, accordingly, each will be eligible for re-election to our Board at our 2013 Annual Meeting of the Stockholders.  The Stockholders nominated Adam D. Ford, Hammad M. Shah, and Gene V. Nielsen to each serve a two year term as members of Class II, and, accordingly, each will be eligible for re-election to our Board at our 2012 Annual Meeting of the Stockholders.  Additionally, the Stockholders nominated Beverly Clark and Glen Miner to each serve a one year term as members of Class III, and, accordingly, each will be eligible for re-election to our Board at our 2011 Annual Meeting of the Stockholders.

Committees of the Board of Directors

Our Board of Directors maintains standing Audit, Compensation, and Nomination and Corporate Governance Committees.  The members of the Audit Committee are Gene V. Nielsen, Hammad M. Shah and Glen Miner.  Its functions are 1) to review and approve the selection of, and all services performed by, our independent auditor; 2) to review our internal controls; and 3) to review our accounting and financial controls.

Gene V. Nielsen serves as the Chairman of our Audit Committee and qualifies as a an “Audit Committee Financial Expert” as defined in Item 407 (d)(5)(ii) and (iii) of Regulation S-K.  Mr. Nielsen qualifies as an independent director as defined in the Proxy rules Item 7(d)(3)(IV) of Schedule 14A.

The members of the Compensation Committee are Adam D. Ford, Gene V. Nielsen and Beverly Clark.  Its functions are to determine and approve compensation arrangements for our executive officers and to oversee any stock option, stock award or other employee benefit plan or arrangement established by the Board of Directors for the benefit of our executive officers, management and employees.

The members of the Nomination and Corporate Governance Committee are Adam D. Ford, Hammad M. Shah and Glen Miner.  Its functions are to recommend to the Board of Directors individuals qualified to serve as directors of the Company and on committees of the Board; to advise the Board with respect to the Board’s composition, procedures and committees; to develop and recommend to the Board of Directors a set of corporate governance principles applicable to the Company, and to oversee the evaluation of the Board of Directors.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, or persons performing similar functions. However, it is the intention of the Board of Directors to adopt such a code at the next meeting of the Board of Directors, which is scheduled to occur on April 30, 2011.  We anticipate that our Code of Ethics, when adopted, will require that management avoid conflicts of interest; maintain the confidentiality of information relating to ZYTO; engage in transactions in ZYTO’s stock only in compliance with applicable laws and regulations and the requirements set forth in the Code of Ethics; and comply with other requirements which are intended to ensure that such officers conduct business in an honest and ethical manner and otherwise act with integrity and in the best interest of ZYTO.

ITEM 11.             EXECUTIVE COMPENSATION

The compensation of Vaughn R Cook, the Company’s Chief Executive Officer, and Kami J. Howard, the Company’s Chief Financial Officer and Secretary, is shown in the following tables.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
Vaughn R Cook, Chairman and CEO	2008 2009 2010	$85,769 126,162 175,000	$0.00 3,405 3,621	$525 10,000 0.00	$0.00 0.00 0.00	$0.00 0.00 0.00	$0.00 0.00 0.00	$0.00 5,077 6,040	$86,294 144,644 184,661

Kami J. Howard, Chief Financial Officer and Secretary	2008 2009 2010	$87,106 117,926 151,860	$0.00 3,081 3,103	$0.00 10,000 0.00	$0.00 0.00 0.00	$0.00 0.00 0.00	$0.00 0.00 0.00	$0.00 5,087 6,000	$87,106 136,094 160,963

(1)
The amounts included in this column reflect stock awards to executive officers for services.  The amounts are disclosed in the year services were rendered.  On June 2, 2009, we issued 1,000,000 shares of common stock at $0.02 per share, which was deemed to be the grant date fair market value of the shares, for services to our executive officers.

(2)
Beginning October 2006, directors received 10,000 shares of common stock per year for services.  Beginning May 2007, this amount was increased to 15,000 shares of common stock per year for services and continued through April 2008.  In January 2009, the Board of Directors unanimously agreed to change the compensation of directors from common stock to cash compensation.  Beginning January 2009, directors received $400 per month for services.  In October 2009, this amount was increased to $500 per month.

We do not have plans to hire new executive level staff or change our current executive’s compensation structure significantly.  To date, our Board of Directors has not adopted any retirement, pension, profit sharing, equity incentive plan or other similar programs for our executive officers.

We have not entered into any agreements, arrangements, or written employment agreements with our executive officers.

Director Compensation

The members of our Board of Directors have the authority to fix the compensation of our directors pursuant to our Amended and Restated By-Laws.

Beginning October 2006, our directors received 10,000 shares of common stock per year for services.  Beginning May 2007, this amount was increased to 15,000 shares of common stock per year for services and continued through April 2008.  In January 2009, our board unanimously agreed to change the compensation of directors from common stock to cash compensation.  Beginning January 2009, our directors received $400 per month for services.  In October 2009, this amount was increased to $500 per month.  Our directors are reimbursed for all expenses relating to attendance at each meeting.

DIRECTOR COMPENSATION TABLE
Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Vaughn R Cook	$6,040	(1)	$0.00	$0.00	$0.00	$0.00	$0.00	$6,040
Kami J. Howard	6,000	(1)	0.00	0.00	0.00	0.00	0.00	6,000
Adam D. Ford	6,000		0.00	0.00	0.00	0.00	0.00	6,000
Hammad M. Shah	6,000		0.00	0.00	0.00	0.00	0.00	6,000
Goodwin Wang	4,000	(2)	0.00	0.00	0.00	0.00	0.00	4,000
Gene V. Nielsen	0.00	(3)	0.00	0.00	0.00	0.00	0.00	0.00
Beverly Clark	0.00	(3)	0.00	0.00	0.00	0.00	0.00	0.00
Glen Miner	0.00	(3)	0.00	0.00	0.00	0.00	0.00	0.00

(1)	This amount is also disclosed in the Summary Compensation Table.
(2)	Mr. Wang resigned from the Board effective August 13, 2010. Please refer to our Form 8-K dated August 16, 2010.
(3)	Messrs. Nielsen and Miner and Ms. Clark were elected to serve as directors in December 2010. Accordingly, they did not receive any compensation during the year ending December 31, 2010.
Compensation Committee Report

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 1, 2011, certain information with respect to the beneficial ownership of the common stock by: (1) each person know by us to beneficially own more than 5% of the outstanding shares, (2) each of the directors, (3) each named executive officer and (4) all of the executive officers and directors as a group.

 Except otherwise indicated, each person listed below has sole voting and investment power with respect to the shares of common stock set forth opposite such person’s name.  Applicable percentage of ownership is based on 34,957,543 shares of common stock outstanding on March 1, 2011.

Name and Address of Beneficial Owner (1) (2)	Amount of Beneficial Ownership		Percentage of Outstanding Shares
Vaughn R Cook	12,367,271	(3)	35.4%
Kami J. Howard	500,000		1.4%
Glen Miner	34,400		0.1%
Hammad M. Shah	100,000		0.3%
All directors and officers as a group (4 persons)	13,001,671		37.2%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.
(2)	The address of each of the executive officers and directors is care of: ZYTO Corp, 387 South 520 West, Suite 200, Lindon, UT 84042.
(3)	Includes 4,316,438 shares held by the Vaughn R and Kathryn C. Cook Foundation and 2,450,000 shares held by Kathryn C. Cook, Mr. Cook’s spouse.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On January 1, 2005, we issued a note payable in the amount of $5,000,000 to Vaughn R Cook, Chairman and CEO, for certain intellectual property consisting of the right granted by Dr. Cook to develop the Hand Cradle and Tower, the initial software package, and the methods of programming VSI.  Per the terms of such note, interest began to accrue at an effective interest rate of five percent as of January 1, 2007 and the note was scheduled to mature on December 31, 2009.  In November 2006, Mr. Cook converted $2,500,000 to common stock at a per share price of $0.50.  The shares were issued to the Vaughn R and Kathryn C. Cook Foundation.  On January 1, 2010, we executed an amended and restated promissory note for $2,500,000 with Mr. Cook, extending the maturity date to December 31, 2012 and increasing the interest rate from 5 percent to 7 percent per annum.  On February 2, 2010, we granted a warrant to purchase 1,750,000 shares of common stock to Mr. Cook in exchange for the amended and restated terms.  This warrant had an exercise price of $0.04 per share and was exercisable through January 30, 2011.  This warrant was valued at $375,547 using the Black-Scholes pricing model with the following assumptions:  risk free interest rate of 0.30 percent, dividend yield of 0.0 percent, volatility of 199 percent and an expected life of 1 year.  On February 3, 2010, Mr. Cook exercised the warrant for 1,750,000 shares of common stock.  As payment for the exercise, Mr. Cook converted accrued interest due under such outstanding notes.  We dispersed interest payments totaling $163,099 of which $70,000 was used to exercise the warrants, and $81,506 for the years ended December 31, 2010 and 2009.  The balance at December 31, 2010 and 2009 was $2,242,482 and $2,500,000, net of a discount of $257,518 and $0, respectively.

On or about September 1, 2006, we entered into a consulting agreement with Concentus Media to provide media and video production services on an as needed basis.  Hourly rates were determined in advance and disclosed in the agreement.  Vaughn R Cook’s daughter, Sophia Erickson,was the primary principal within the organization.  During the year ended December 31, 2010, Ms. Erickson formed a new entity, High Power Video, LLC and dissolved Concentus Media.  Accordingly, the agreement with Concentus Media was assigned to High Power Video, LLC and subsequent payments were made to High Power Video, LLC. We dispersed consulting fees totaling $18,020 and $4,087 for the years ended December 31, 2010 and 2009.  In December 2010, we hired Ms. Erickson as a full time employee and terminated our consulting agreement with High Power Video, LLC.

On or about June 13, 2007, we retained Ford, Burridge & Higbee to assist us with certain legal matters.  Adam D. Ford, a member of our Board of Directors, is a partner with this firm.  On or about September 2008, the name of the firm changed to Ford & Huff.  We dispersed consulting fees totaling $2,465 and $27,637 for the years ended December 31, 2010 and 2009.

In January 2008, we were approached by the majority shareholder of InteMedica, LLC, Dr. John Diamond, MD.  He informed us that he was interested in selling InteMedica, a business engaged in the distribution of nutritional supplements.  After several discussions, we made the decision to purchase the business with the intention of making it a viable source of revenue, used in conjunction with ZYTO technology.  At the time of the acquisition, no officers or directors of ZYTO owned any interest in InteMedica.  However, Dr. Diamond and another InteMedica investor owned a total of 30,000 common shares of ZYTO, which constituted approximately 0.12% of ZYTO’s outstanding capital equity.  On January 28, 2008, we entered into an Inventory Purchase, Continuing Business Operations and Licensing Agreement (such agreement hereinafter referred to as the “InteMedica Agreement,” and such transaction evidenced thereby hereinafter referred to as the “InteMedica Transaction”) with InteMedica, LLC, a Nevada limited liability company (“InteMedica”), pursuant to which we agreed to purchase the inventory and continuing business operations of InteMedica, which was engaged in the distribution of nutritional supplements.  Under the terms of the InteMedica Agreement, we issued a note payable (the “InteMedica Note”) for $164,000 and issued 100,000 shares of common stock to InteMedica in exchange for the assets and business opportunities purchased thereunder.  We issued such 100,000 shares of common stock at $1.18 per share, the fair market value per share as of the date of this transaction.  The purchase price of $282,000 was allocated based on fair market value with $127,552 going to inventory and $154,448 to goodwill.  Shortly after completing the InteMedica Transaction, it became apparent to us that our core competence is technology and not nutritional supplement sales.  It was apparent that there was more work needing to be done than we had expected.  Customer loyalty and understanding of InteMedica’s products was lacking, and we soon learned that we were ill equipped to provide the resources necessary to bolster that goodwill.  Upon this realization, we determined that exiting the business was the least damaging path.  Because of the disparity in profit margins between InteMedica and ZYTO’s technology business, diverting resources and focus away from our technology pursuits was too risky and potentially too costly.

During the year 2008, we determined that the goodwill of $154,448 associated with this transaction was impaired.  As a result, the entire amount was expensed in 2008.  During 2009, we liquidated all of the inventory associated with the acquisition and, effective as of December 31, 2009, dissolved the wholly owned subsidiary that we had formed in order to operate this new line of business called ZYTO Health, Inc., which was organized under the laws of the State of Utah.

We retired $34,628 and $26,868 of principal on the InteMedica Note during the years ended December 31, 2010 and 2009.  We dispersed interest payments on the InteMedica Note totaling $6,372 and $33,312 for the years ended December 31, 2010 and 2009, respectively.  As of December 31, 2010, the principal balance on the InteMedica Note was $46,942, and accrued interest totaled $657.

In December 2008, we entered into a joint venture with InteMedica (Shanghai) Investment Limited and SES Investment Limited to market our technology in the People’s Republic of China.  As part of the joint venture, we contributed technology in the form of software and hardware and a capital contribution amount of $50,000.  The other parties contributed technology, operating and marketing experience in the People’s Republic of China and a capital contribution amount of $1,200,000.  Goodwin Wang, who served as a member of our Board of Directors from March 2007 through August 2010, owns 60 percent of SES Investment Limited.  We own a 15 percent interest in the joint venture and receive a royalty of 15 percent of revenue received related to hardware, software and subscription sales attributable to our intellectual property.  To date, we have not recognized any revenue as a result of the joint venture.  During the year ended December 31, 2010, we recognized an impairment loss of $50,000 from a write down of this investment to its respective fair value which was included in general and administrative expenses.

On December 1, 2009, we issued a note payable to The Vaughn R and Kathryn C. Cook Foundation.  Per the terms of the $8,803 note, interest began to accrue at a rate of 7 percent per annum.  We did not disperse any principal or interest payments in 2009.  On June 30, 2010, we retired the entire principal amount of $8,803 and dispersed $357 of accrued interest.  As of December 31, 2010, the principal balance was $0 and accrued interest totaled $0.

During the year ended December 31, 2008, we advanced funds to a distributor/shareholder in the amount of $19,737. Such shareholder is not a Beneficial Owner, as determined in accordance with the rules of the Securities and Exchange Commission. On December 31, 2009, the distributor/shareholder executed a thirty-six month promissory note in favor of ZYTO to repay the funds. During the year ended December 31, 2010, we had received payments totaling $300.  In December 2010, we determined the note was not collectable and expensed the remaining amount of $19,437 to bad debt.  We did not recognize interest on the note.

During the year ended December 31, 2009, we advanced funds to three separate employees for a total amount of $12,000. None of these employees are officers, directors, or executives of ZYTO. Each employee entered into a promissory note in favor of ZYTO with a maturity date of December 31, 2010. In December 2010, we forgave two of the promissory notes totaling $11,500.  The remaining promissory note of $500 was paid in full.  We did not recognize interest on these notes.

Director Independence

Five of the seven members of our Board, Adam D. Ford, Hammad M. Shah, Gene V. Nielsen, Beverly Clark, and Glen Miner meet the qualifications for independence under the applicable NASDAQ listing standards.

ITEM 14.              PRINCIPAL ACCOUNTANT FEES AND SERVICES

Hansen, Barnett & Maxwell, P.C. (“HBM”) is our independent registered public accounting firm.

Audit Fees

The aggregate fees billed or to be billed by HBM for professional services rendered for the audit of our annual financial statements, review of our quarterly financial statements or services that are normally provided in connection with statutory and regulatory filings were $75,916 and $30,212 for the years ended December 31, 2010 and 2009, respectively.

Audit Related Fees

There were no fees billed by HBM for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the years ended December 31, 2010 and 2009.

Tax Fees

There were no fees billed by HBM for professional services for tax compliance, tax advice, tax planning for the years ended December 31, 2010 and 2009.

All Other Fees

There were no fees billed by HBM for other products and services for the years ended December 31, 2010 and 2009.

Audit Committee’s Pre-Approval Process

The Audit Committee is responsible for the appointment, compensation, removal, and oversight of the work of our independent registered public accounting firm.

ITEM 15.             EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2010 and 2009

Exhibits

The following documents are filed as exhibits hereto unless otherwise indicated:

Exhibit No.	Exhibit Description

2.1
Securities and Exchange Agreement dated as of September 6, 2006 by and among Quiver Corporation, ZYTO Corp and The Shareholders of ZYTO Corp (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 10-12G filed with the Commission on November 3, 2010)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-12G filed with the Commission on November 3, 2010)
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-12G filed with the Commission on November 3, 2010)
10.1
Bill of Sale and Assignment dated January 28, 2008 between InteMedica, LLC and ZYTO Corp (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-12G filed with the Commission on November 3, 2010)

10.2
Inventory Purchase, Continuing Business Operations and Product Licensing Agreement dated January 28, 2008 between InteMedica, LLC and ZYTO Corp (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-12G filed with the Commission on November 3, 2010)

10.3
Shareholders Agreement of InteMedica (Shanghai) Investment Limited dated December 6, 2008 (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-12G filed with the Commission on November 3, 2010)

10.4
Technology and Business Agreement dated December 11, 2008 between InteMedica (Shanghai) Investment Limited, SES Investment Limited, ZYTO Corp and ZYTO Technologies, Inc. (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-12G filed with the Commission on November 3, 2010)

10.5
Master Lease Agreement dated July 16, 2009 between Directpointe Financial Services and ZYTO Corp  (incorporated by reference to Exhibit 10.10 of the Registrant’s Form 10-12G filed with the Commission on November 3, 2010)

10.6
Technology and Business Agreement Amendment dated September 21, 2009 between InteMedica (Shanghai) Investment Limited, SES Investment Limited, ZYTO Corp and ZYTO Technologies, Inc. (incorporated by reference to Exhibit 10.5 of the Registrant’s Form 10-12G filed with the Commission on November 3, 2010)

10.7
Office Lease Agreement dated October 22, 2009 between EsNet Properties, L.C. and ZYTO Corp for the premises located at 387 South 520 West, Ste. 200, Lindon, UT  84042 (incorporated by reference to Exhibit 10.11 of the Registrant’s Form 10-12G filed with the Commission on November 3, 2010)

10.8
Consulting Agreement dated October 27, 2009 between Concentus Media and ZYTO Corp. (incorporated by reference to Exhibit 10.15 of the Registrant’s Form 10-12G filed with the Commission on November 3, 2010)

10.9
Promissory Note dated December 1, 2009 between Vaughn R and Kathryn C. Cook Foundation and ZYTO Technologies, Inc. (incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-12G filed with the Commission on November 3, 2010)

10.10
Amended and Restated Promissory Note dated January 1, 2010 between Vaughn R Cook and ZYTO Technologies, Inc. (incorporated by reference to Exhibit 10.8 of the Registrant’s Form 10-12G filed with the Commission on November 3, 2010)

10.11
Public Relations and Advertising Agreement dated June 15, 2010 between Aquiline Group, Inc. and ZYTO Corp (incorporated by reference to Exhibit 10.12 of the Registrant’s Form 10-12G filed with the Commission on November 3, 2010)

10.12	Equipment Lease Agreement dated October 21, 2010 between Revco Leasing and ZYTO Technologies, Inc.
10.13	Line of Credit Agreement dated November 23, 2010 between Zions First National Bank and ZYTO Corp.
10.14	Promissory Note dated January 28, 2011 between Jim Jenks and ZYTO Corp. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Commission on February 1, 2011)
10.15	First Amendment to Office Lease Agreement dated February 2, 2011 between EsNet Properties, L.C. and ZYTO Corp for the premises located at 387 South 520 West, Ste. 200, Lindon, UT 84042
10.16
Strategic Marketing Partner Agreement dated March 25, 2010 between Biotics Research Corporation and ZYTO Technologies, Inc. (incorporated by reference to Exhibit 10.16 of the Registrant’s Form 10-12G Amendment No. 1 filed with the Commission on December 3, 2010)

10.17
Strategic Marketing Partner Agreement dated March 9, 2010, 2010 between Nutri-West and ZYTO Technologies, Inc. (incorporated by reference to Exhibit 10.17 of the Registrant’s Form 10-12G Amendment No. 1 filed with the Commission on December 3, 2010)

10.18
Strategic Marketing Partner Agreement dated March 22, 2010 between Premier Research Labs and ZYTO Technologies, Inc. (incorporated by reference to Exhibit 10.18 of the Registrant’s Form 10-12G Amendment No. 1 filed with the Commission on December 3, 2010)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 28, 2011

ZYTO Corp

/s/ VAUGHN R COOK
Vaughn R Cook
President and Chief Executive Officer (Principal Executive Officer)

/s/ KAMI J. HOWARD
Kami J. Howard
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vaughn R Cook	President and Chief Executive Officer	March 28, 2011
Vaughn R Cook	(Principal Executive Officer)

/s/ Kami J. Howard	Chief Financial Officer	March 28, 2011
Kami J. Howard	(Principal Financial Officer)

/s/ Gene V. Nielsen	Director	March 28, 2011
Gene V. Nielsen

/s/ Glen Miner	Director	March 28, 2011
Glen Miner

/s/ Hammad M. Shah	Director	March 28, 2011
Hammad M. Shah

ZYTO CORP AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
AND
CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ZYTO Corp
Lindon, Utah

We have audited the accompanying consolidated balance sheets of ZYTO Corp and subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ZYTO Corp and subsidiaries as of December 31, 2010 and 2009 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has an accumulated deficit, and negative working capital that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HANSEN, BARNETT & MAXWELL, P.C.
Salt Lake City, Utah
March 24, 2011

ZYTO CORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$39,360	$50,289
Accounts receivable, net of allowance for doubtful accounts of $56,228 and $14,262, respectively	307,480	197,957
Notes receivable related party	-	31,737
Prepaid expenses	24,873	33,047
Inventories	55,837	192,164
Other current assets	7,500	14,243

Total current assets	435,050	519,437

Property and Equipment, net of accumulated depreciation of $186,376 and $128,088, respectively	182,526	96,777
Technology, net of accumulated amortization of $0 and $0, respectively	227,306	101,301
Long-Term Investment	-	38,699

Total assets	$844,882	$756,214

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$474,100	$325,652
Accounts payable related party	-	72,523
Accrued expenses	99,604	68,845
Accrued interest related party	288,413	277,069
Line of credit	100,000	100,000
Short-term related party notes payable	46,942	90,373
Short-term notes payable	-	40,821
Deferred revenue	53,816	25,229
Current portion of capital leases	3,214	-

Total current liabilities	1,066,089	1,000,512

Warranty Reserve	8,476	8,476

Related Party Note Payable, net of discount of $257,518 and $0, respectively	2,242,482	2,500,000

Deferred Income Tax Liability	-	9,095

Capital leases, less current portion	13,695	-

Total liabilities	3,330,742	3,518,083

STOCKHOLDERS' DEFICIT
Common stock, par value $.0001 per share, 80,000,000 shares authorized and 34,932,543 and 30,662,543 shares outstanding and 34,332,543 and 30,662,543 issued at December 31, 2010 and 2009, respectively	3,433	3,066
Additional paid-in capital	5,198,992	4,590,549
Subscriptions receivable	(2,000)	(2,000)
Accumulated deficit	(7,686,285)	(7,353,484)

Total stockholders' deficit	(2,485,860)	(2,761,869)

Total liabilities and stockholders' deficit	$844,882	$756,214

The accompanying notes are an integral part of these consolidated financial statements.

ZYTO CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2010	2009

Revenues, net	$4,033,030	$3,206,148

Cost of Sales	354,041	275,281

Gross Profit	3,678,989	2,930,867

Operating Expenses:
Selling and marketing expenses	1,916,668	1,298,872
General and administrative expenses	1,622,343	1,068,749
Research and development expenses	155,261	186,291

Total operating expenses	3,694,272	2,553,912

Income (Loss) from operations	(15,283)	376,955

Other Income (Expense):
Interest income	2,939	-
Interest expense	(329,551)	(198,640)

Total other income (expense)	(326,612)	(198,640)

Income (Loss) before Income Taxes	(341,896)	178,315

Income Tax Benefit (Provision)	9,095	(6,953)

Net Income (Loss)	$(332,801)	$171,362

Basic and Diluted Earnings (Loss) Per Share	$(0.01)	$0.01

Basic and Diluted Weighted Average Shares Outstanding	33,579,164	29,928,984

The accompanying notes are an integral part of these consolidated financial statements.

ZYTO CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2010

			Additional
	Common Stock		Paid-in	Accumulated	Subscriptions
	Shares	Amount	Capital	Deficit	Receivable	Total

Balance at December 31, 2008	28,912,543	$2,891	$4,555,724	$(7,524,846)	$(2,000)	$(2,968,231)

Issuance of common stock for services	1,000,000	100	19,900	-	-	20,000

Conversion of debt to equity	750,000	75	14,925	-	-	15,000

Net Income	-	-	-	171,362	-	171,362

Balance at December 31, 2009	30,662,543	3,066	4,590,549	(7,353,484)	(2,000)	(2,761,869)

Issuance of common stock for services	750,000	75	93,254	-	-	93,329

Conversion of debt to equity	1,170,000	117	69,817	-	-	69,934

Issuance of warrants for modification of debt terms	-	-	375,547	-	-	375,547

Exercise of warrants for accrued interest	1,750,000	175	69,825	-	-	70,000

Net Loss	-	-	-	(332,801)	-	(332,801)

Balance at December 31, 2010	34,332,543	$3,433	$5,198,992	$(7,686,285)	$(2,000)	$(2,485,860)

The accompanying notes are an integral part of these consolidated financial statements.

ZYTO CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2010	2009
Cash Flows from Operating Activities:
Net income/(loss)	$(332,801)	$171,362
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	176,317	40,278
Provision for bad debt	61,403	-
Issuance of common stock as compensation for services	93,329	20,000
Impairment of investment	50,000	-
Deferred income taxes	(9,095)	-
Changes in operating assets and liabilities:
Accounts receivable	(151,489)	(101,458)
Inventories	136,327	112,188
Related party receivable	11,500	-
Prepaid expenses	8,174	(15,575)
Other current assets	6,743	(12,743)
Accounts payable	148,020	(108,899)
Accounts payable related party	(2,161)	59,487
Accrued expenses	30,759	42,280
Income taxes payable	-	(487)
Accrued interest related party	81,344	52,792
Deferred revenue	28,587	25,229

Net cash provided by operating activities	336,957	284,454

Cash Flows from Investing Activities:
Purchase of equipment	(144,037)	(76,541)
Capitalization of software development costs	(126,005)	(101,301)
Long-term investment	(11,301)	(38,699)
Payments for related party notes receivable	-	(29,737)
Proceeds from related party notes receivable	800	-

Net cash used in investing activities	(280,543)	(246,278)

Cash Flows from Financing Activities:
Proceeds from related party notes	-	8,803
Principal payments on related party notes	(43,431)	(66,509)
Proceeds from notes payable	17,588	63,818
Principal payments on notes payable	(41,500)	(22,997)

Net cash used in financing activities	(67,343)	(16,885)

Net Increase (Decrease) in Cash	(10,929)	21,291

Cash, Beginning of Year	50,289	28,998

Cash, End of Year	$39,360	$50,289

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$129,511	$145,847
Conversion of accrued interest into common stock	-	15,000
Conversion of accrued interest for exercise of warrants	70,000	-
Conversion of debt to common stock	69,934	-
Warrants issued at fair value as discount on related party note	375,547	-

The accompanying notes are an integral part of these consolidated financial statements.

ZYTO CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Note 1.            Organization and Business Activity

Organization – Our Company consists of ZYTO Corp (a Delaware corporation, formerly known as Quiver Corporation (Quiver)) and its wholly owned subsidiaries, ZYTO Technologies, Inc. (a Nevada corporation), and ZYTO Health, Inc. (a Utah corporation).

On September 12, 2005 Xito Corp (which was incorporated in Nevada on December 30, 2004) changed its name to ZYTO Corp.

On September 7, 2006 the founder of ZYTO Corp (a Nevada corporation) (“ZYTO NV”) entered into a share exchange agreement with Quiver. At the date of the share exchange agreement, Quiver had no assets or liabilities and had 12,774,748 shares issued and outstanding. Per the share exchange agreement, ZYTO NV exchanged 10,469,500 shares (which represented 100% of the shares issued and outstanding of ZYTO NV) for 5,234,750 shares of Quiver on a 2-for-1 exchange basis. As part of the same transaction the majority Owner of ZYTO NV also exchanged 300,000 shares of an unrelated entity for 8,020,000 shares of Quiver. As a result, the shares issued to ZYTO NV and its majority owner represented a controlling interest, and the transaction has been accounted for as a reverse merger with ZYTO NV being considered the acquiror for accounting purposes. Accordingly, the historical consolidated financial statements include the results of operations and cash flows of ZYTO NV, and the consolidated operations and cash flows of Quiver subsequent to September 7, 2006.

Also, on September 7, 2006, Quiver changed its name to ZYTO Corp (a Delaware corporation.)

On April 20, 2007, ZYTO NV changed its name to ZYTO Technologies, Inc.

Business Activity – Our Company’s operations consist of the manufacturing and distribution of bio-communication devices and software designed to facilitate communication between computers and the human body.

On December 31, 2009, we dissolved our wholly owned subsidiary, ZYTO Health, Inc. (a Utah corporation).  This subsidiary engaged in the distribution of nutritional supplements. At December 31, 2009, ZYTO Health, Inc. had no significant assets, liabilities or operations.

Business Condition – As of December 31, 2010 and 2009, we had an accumulated deficit of $7,686,285 and $7,353,484, respectively. In addition, during the years ended December 31, 2010 and 2009, we recognized a net loss of $332,801 and net income of $171,362, respectively. We had positive cash flows from operating activities of $336,957 and $284,454 for the years ended December 31, 2010 and 2009, respectively.

These factors raise substantial doubt about our ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.  To increase revenue, we intend to focus on customer retention and expanding our customer base.

ZYTO CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

Principles of Consolidation – The consolidated financial statements include our accounts and those of our subsidiaries in which we have a controlling financial interest. Accounting standards require us to consolidate any variable interest entities for which we are  the primary beneficiary; however, as of December 31, 2010, there were none. All significant intercompany transactions and accounts are eliminated in consolidation.

Use of Estimates – In preparing our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods.  Actual results could differ from those estimates.

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

We recognize revenue when persuasive evidence of an arrangement exits, delivery has occurred, the customer no longer has the right of return, the fee is fixed or determinable and collection has been made or is reasonably assured.

ZYTO CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

In September 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting guidance on revenue recognition. Under the amended guidance (“new revenue guidance”), consideration in a multiple element arrangement may now be allocated in a manner that more closely reflects the structure of the transaction. Also, under the new revenue guidance, tangible products that contain software components essential to the functionality of the tangible product will no longer be subject to software revenue recognition.

The Company elected to early adopt this new revenue guidance as of January 1, 2010 on a prospective basis for applicable arrangements originating or materially modified after that date. For 2010, adoption of the new revenue guidance did not have a material impact on our consolidated financial statements, and the Company does not expect the new revenue guidance will have a material impact on its consolidated financial statements in future periods.

Revenues are shown net of any related sales or use taxes for sales transactions where applicable.

Cash and Cash Equivalents – We consider all highly-liquid, short-term investments with an original maturity of three months or less to be cash equivalents. All cash balances as of December 31, 2010 and 2009, were in bank accounts that are federally insured.

Accounts Receivable – Accounts receivable represent monies due to us for products sold and services rendered. We periodically review accounts receivable for amounts considered uncollectible and are shown net of an allowance for doubtful accounts of $56,228 and $14,262 at December 31, 2010 and 2009, respectively.

Concentration of Credit Risk – Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of trade receivables.

In the normal course of business, we provide credit terms to our customers.  Accordingly, we perform ongoing credit evaluations of our customers and maintain allowances for possible losses which, when realized, have been within the range of our expectations.

Inventories – Inventories are recorded at the lower of cost or market, cost being determined on a first-in, first-out (FIFO) method.  Inventories consist of raw materials and finished goods and totaled $55,837 and $192,164 at December 31, 2010 and 2009, respectively.  There is no reserve for obsolescence in either year.

ZYTO CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Property and Equipment – Property and equipment are stated at cost less accumulated depreciation.  Depreciation is determined using the straight-line method over the estimated useful lives of the assets, ranging from 2 to 20 years.  Maintenance and repairs are expensed when incurred and betterments are capitalized.  Gains and losses on the sale or disposition of property and equipment are reflected in the statement of operations.

Shipping and Handling – Shipping and handling billed to customers is recorded as revenue. Shipping and handling costs are included in cost of goods sold.

Advertising – Advertising costs attributable to revenues generated during the current period are expensed as incurred and were $71,843 and $74,246 for the years ended December 31, 2010 and 2009, respectively.  Advertising costs are recorded as a component of general and administrative expenses in our statement of operations.

Warranty Reserve – We have established a reserve based on our estimation of costs related to the repair and replacement of defective parts and equipment sold under warranty.  This estimate is based on historical rates of defective products. The reserve, net of related repair costs at December 31, 2010 and 2009, is $8,476 and $8,476, respectively. There have been no material warranty claims.

Income Taxes - Income tax expense includes federal and state income taxes. We account for income taxes using the liability method. We record deferred tax assets and deferred tax liabilities on our balance sheet for expected future tax consequences of events recognized in our financial statements in a different period than our tax return using enacted tax rates that will be in effect when these differences reverse. We record a valuation allowance to reduce net deferred tax assets if we determine that it is more likely than not that the deferred tax assets will not be realized. A current tax asset or liability is recognized for the estimated taxes refundable or payable for the current year.

A tax position that is more likely than not to be achieved is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement, or else a full reserve is established against the tax asset or a liability is recorded. See Note 12 for further information concerning income taxes.

ZYTO CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Recent Accounting Pronouncements – In June 2009, there was a revision to the accounting standard for the consolidation of variable interest entities. The revision eliminates the exemption for qualifying special purpose entities, requires a new qualitative approach for determining whether a reporting entity should consolidate a variable interest entity, and changes the requirement of when to reassess whether a reporting entity should consolidate a variable interest entity. During February 2010, the scope of the revised standard was modified to indefinitely exclude certain entities from the requirement to be assessed for consolidation. We adopted the new standard upon its effective date of January 1, 2010. The adoption did not have an impact on our financial position or results of operations.

In October 2009, the FASB issued accounting guidance which changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and nonsoftware components that function together to deliver the tangible product's essential functionality are excluded from the software revenue recognition guidance given prior to this new guidance. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance.  This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. As discussed above, we elected to early adopt this guidance.

In January 2010, fair value disclosure requirements were amended to require detailed disclosures about transfers to and from Level 1 and 2 of the Valuation Hierarchy effective January 1, 2010 and disclosures regarding purchases, sales, issuances, and settlements on a “gross” basis within the Level 3 (of the Valuation Hierarchy) reconciliation effective January 1, 2011. We adopted the new guidance for disclosures about transfers to and from Level 1 and 2 of the Valuation Hierarchy effective January 1, 2010. The adoption did not have an impact on our financial position or results of operations. We will adopt the guidance that requires disclosure of a reconciliation of purchases, sales, issuances, and settlements on a “gross” basis within Level 3 (of the Valuation Hierarchy) effective January 1, 2011, as required, and the adoption will have no impact on our financial position or results of operations.

In July 2010, the FASB issued new disclosure guidance that will require companies to provide more information about the credit quality of their financing receivables in the disclosures to financial statements including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators. We adopted this accounting standard upon its effective date, periods ending on or after December 15, 2010, and the adoption had no impact on our financial position or results of operations.

ZYTO CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Note 3.            Acquisition of InteMedica

On January 28, 2008, we entered into an agreement to purchase the inventory and continuing business operations of InteMedica, LLC, a company engaged in the distribution of nutritional supplements.  We issued a note payable for $164,000 and 100,000 shares of common stock to InteMedica, LLC for the purchase.  The 100,000 shares of common stock were issued at $1.18 per share, the fair value per share as of the date of the acquisition.  The purchase price of $282,000 was allocated based on fair value at $127,552 to inventory and $154,448 to goodwill. During the year 2008, we determined that the goodwill of $154,448 associated with this transaction was impaired.  As a result, the entire amount was expensed in 2008.  During 2009 we liquidated all the inventory associated with the acquisition and dissolved the wholly owned subsidiary as of December 31, 2009.  The note payable balance was $46,942 and $81,570 at December 31, 2010 and 2009, respectively.

Note 4.           Long-term Investment

In December 2008, we entered into a joint venture with two other companies to advance the technology of the Company in the People’s Republic of China.  As part of the joint venture, we contributed technology in the form of software and hardware and a capital contribution amount of $38,699.  As part of the agreement, we contributed a total capital contribution amount of $50,000.  The other parties contributed technology, operating and marketing experience in the People’s Republic of China and a capital contribution amount of $1,200,000.  We own a 15 percent interest in the joint venture.

On September 21, 2009, the parties amended certain provisions of the agreement to pay us a royalty of 15 percent of revenue received related to hardware, software and subscription sales attributable to our intellectual property.  As of December 31, 2010, we had not recognized any revenue as a result of the joint venture.

During the year ended December 31, 2010, we recognized an impairment loss of $50,000 from a write down of this investment to its respective fair value which was included in general and administrative expenses.

ZYTO CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Note 5.            Inventory

Inventory consists of the following as of December 31:

	2010	2009
Raw Materials	$36,192	$40,230
Finished Goods	19,645	151,934
	$55,837	$192,164

During the year ended 2008, we entered into an agreement with a third party fulfillment center to manage all services relating to procurement, warehousing, ordering, processing, and shipping of inventory.  As part of the agreement, all inventory as of December 31, 2009, is considered collateral against any outstanding debt.

During the year ended 2010, we commenced performing all inventory functions and discontinued the use of the third party fulfillment center.

Note 6.            Property and Equipment

Property and equipment consists of the following as of December 31:

	2010	2009
Computer equipment	$173,952	$105,661
Furniture and fixtures	93,164	21,302
Production equipment	61,185	57,940
Software	40,601	39,962
	368,902	224,865

Accumulated depreciation	(186,376)	(128,088)
	$182,526	$96,777

Depreciation expense for the years ended December 31, 2010 and 2009, was $58,288 and $40,278, respectively.

ZYTO CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, as follows:

Life
Computer equipment	3 years
Furniture and fixtures	5 years
Production equipment	3 years
Software	3 years
Note 7.            Line of Credit

On December 14, 2010, we renegotiated and amended our existing line of credit with a financial institution. Under this revolving line of credit, as amended, we have $100,000 of available borrowings with a maturity date of December 5, 2011. As of December 31, 2010 and 2009, the amount drawn on the line totaled $100,000.  The interest rate to be applied to the unpaid principal balance during the term is 5.25% per annum at December 31, 2010.  Borrowings under the line were collateralized by a security interest in all of our assets. The line of credit is personally guaranteed by one of our principal officers.

Note 8.            Notes Payable

On February 4, 2009, we issued a note payable in the amount of $11,188 to our landlord.  We retired the note on April 27, 2010.

On July 16, 2009, we purchased assets in exchange for a note of $52,360. On November, 2010 the note matured and we paid our obligations as of that date.

Notes payable consist of the following as of December 31:

	2010	2009
Unsecured note payable, 0% interest, due on demand	$-	$5,191
Secured note payable, 0% interest, monthly payments of $3,400, matured November 2010	-	35,630
	$-	$40,821

ZYTO CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Note 9. Related Party Notes Payable

On January 1, 2005, we issued a note payable to an officer for intellectual property and other related technologies.  Per the terms of the agreement, interest began to accrue at an effective interest rate of 5 percent as of January 1, 2007 and the note was scheduled to mature on December 31, 2009.  On January 1, 2010, we executed an amended and restated promissory note with the officer, extending the maturity date to December 31, 2012, and increasing the interest rate from 5 percent to 7 percent per annum.  In exchange for the amended and restated terms, we issued the officer a warrant for 1,750,000 shares of our common stock at an exercise price of $0.04 per share (see note 14).  We recognized interest expense of $118,029 for the year ended December 31, 2010, from the warrant.

As discussed in Note 3, on January 28, 2008, a note payable was issued as part of the InteMedica, LLC acquisition. Per the terms of the $164,000 note, interest began to accrue at a rate of 3 percent per annum.  As of February 15, 2008, the interest rate increased to 36 percent per annum.  On August 1, 2009, we negotiated an interest rate adjustment from 36 percent to 12 percent per annum.

Related party notes payable consist of the following as of December 31:

	2010	2009
Unsecured note payable to shareholder, interest at 5%,
principal and interest originally due December 31, 2009,
extended to December 31, 2012 with interest at 7%,
net of discount of $257,518 and $0, respectively	$2,242,482	$2,500,000

Unsecured note payable to InteMedica, LLC,
interest at 12%, monthly payments of $8,000 until paid	46,942	81,570

Unsecured note payable to shareholder, interest at 7%,
principal and interest due June 30, 2010	-	8,803

Total related party notes payable	2,289,424	2,590,373

Less current portion	(46,942)	(90,373)

Long term portion	$2,242,482	$2,500,000

ZYTO CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Note 10.          Research and Development

During the years ended 2010 and 2009, we capitalized $126,005 and $101,301 of costs relating to significant enhancements and upgrades to our proprietary software.  We capitalize certain software development costs incurred subsequent to the establishment of technological feasibility and amortize those costs over the estimated lives of the related products. As of December 31, 2010, technological feasibility had been established and no amortization was incurred. Amortization of these costs will commence in 2011. During the years ended December 31, 2010 and 2009, we expensed $155,261 and $186,291 of research and development costs, respectively.

Note 11.          Commitments and Contingencies

Operating Leases – We are obligated under certain non-cancelable operating leases for the rental of office space.  Total lease expense for the years ended December 31, 2010 and 2009 was $116,019 and $68,857, respectively.  Future minimum lease payments under non-cancelable operating leases are as follows:

2011	$172,880
2012	186,871
2013	192,477
2014	32,236
Total minimum payments	$584,464

Note 12.          Income Taxes

The provision for income taxes charged to operations was as follows:

	2010	2009
Current
Federal	$-	$-
State - Non-income minimum tax	-	-
	-	-

Deferred
Federal	$(9,095)	$5,743
State	-	1,210
	$(9,095)	$6,953

ZYTO CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Net deferred tax assets were comprised of the following at December 31, 2010 and 2009:

	2010	2009
Current deferred tax assets (liabilities)
Warranty reserve	$2,437	$2,437
Related party interest	82,919	79,635
Allowance for doubtful receivables	16,166	4,100
Valuation allowance	(100,423)	(86,172)
	$1,099	$-

	2010	2009
Long-term deferred tax assets (liabilities)
Goodwill	$35,523	$38,483
LSA technology	1,428,023	1,428,023
Fixed assets	(23,631)	(9,095)
Investment loss	14,375	-
Charitable contribution	503	-
Net operating loss	603,374	554,962
Valuation allowance	(2,059,266)	(2,021,468)
	(1,099)	(9,095)
	$-	$(9,095)

At December 31, 2010 and 2009, we had federal and state net operating losses of approximately $2.2 million and $1.9 million, respectively. The federal and state net operating loss carryforwards begin to expire in 2026 and 2021, respectively.

As of December 31, 2010, we believed it was more likely than not that the deferred tax assets would not be realized due to uncertainties as to the timing and amounts of future taxable income. Accordingly, valuation allowances of approximately $2.1 million and $2.0 million were recorded as of December 31, 2010 and 2009, respectively.

ZYTO CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income from operations as a result of the following:

	2010	2009
Federal income taxes at statutory rates	$(85,474)	$42,841
State income taxes, net of federal benefit	(7,993)	524
Nondeductible expenses	2,621	4,016
Warrant amortization	29,464	-
Valuation allowance	52,076	(40,428)
Other	211	-
	$(9,095)	$6,953

Note 13.         Capital Leases

In October 2010, we entered into a $17,588 lease agreement for the purpose of financing capital equipment. The lease agreement is payable in 60 monthly payments and bears interest at a rate of 7.00% per annum. The loan amount is collateralized by the equipment leased.

Future minimum lease payments under non-cancelable capital leases are as follows:

Year ended December 31,
2011	$4,296
2012	4,296
2013	4,296
2014	4,296
2015	2,654
Total future minimum lease payments	19,838
Amount representing interest	(2,929)
Present value of future minimum lease payments	16,909
Current portion of capital lease	(3,214)
Capital lease, less current portion	$13,695

ZYTO CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Note 14.         Equity

During the year ended December 31, 2009, we issued 1,000,000 shares of common stock at $0.02 per share for services to our officers and converted $15,000 of accrued interest into 750,000 shares of common stock at $0.02 per share.

During the year ended December 31, 2009, we entered into a verbal agreement with a public relations firm to provide public and financial communication services.  As compensation for services, two shareholders transferred a total of 1,170,000 shares of unrestricted common stock on our behalf.  The shares were valued at approximately $0.06 per share.  Accordingly, we recorded two payables to reimburse the two shareholders.  On February 23, 2010, we satisfied the payables by issuing 1,170,000 shares of restricted common stock to the shareholders.

On February 1, 2010, we entered into a subsequent agreement with the public relations firm retained in 2009 to provide public and financial communication services.  The agreement was for a period of 90 days.  As compensation for services, we agreed to remit on a monthly basis $15,000 in cash along with 50,000 shares of restricted common stock.  We issued 150,000 shares of common stock per the agreement.  The shares were valued at a grant date fair value of $0.24 per share determined by multiplying the number of shares granted by the closing market price of our common stock on the grant date.

On February 2, 2010, we granted a warrant to purchase 1,750,000 shares of common stock to Vaughn R Cook, Chairman and CEO, in exchange for amending and restating terms of a promissory note. This warrant had an exercise price of $0.04 per share and was exercisable through January 30, 2011. This warrant was valued at $375,547 using the Black-Scholes pricing model with the following assumptions: risk free interest rate of 0.30%, dividend yield of 0.0%, volatility of 199% and an expected life of 1 year.  On February 3, 2010, Dr. Cook exercised the warrant for 1,750,000 shares of common stock.  Accordingly, the warrant value of $375,547 was recorded as a discount to the promissory note and will be recognized as interest expense over the length of the amended promissory note.  As payment for the exercise, Dr. Cook converted $70,000 of accrued interest due from us on outstanding notes.

On June 15, 2010, we entered into an additional subsequent agreement with the public relations firm retained in 2009 and 2010 to provide public and financial communication services.  The agreement is for a period of twelve and one half months.  As compensation for services, we agreed to issue 1,200,000 shares of restricted common stock to the public relations firm. As of December 31, 2010, we had issued 600,000 shares of the 1,200,000 shares due under the contract. The remaining certificates are being held in escrow and are transferred to the public relations firm in 100,000 increments on a monthly basis as services are performed.  The shares are valued based on the fair value of the shares on the date they are to be released from escrow. The total value of the shares issued for the year ended December 31, 2010 was $57,329, of which the entire amount was expensed.

ZYTO CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Note 15.         Concentrations

During the year ended December 31, 2009, we purchased approximately 85% of our inventory from two separate suppliers. During the year ended December 31, 2010, we purchased approximately 83% of our inventory from the same two suppliers.

Note 16.         Subsequent Events

On January 28, 2011, we received $50,000 in exchange for a promissory note.  The 18-month note expires on June 28, 2012, bearing interest at 10% per annum. As part of the agreement we issued the lender 25,000 shares of common stock. We will make interest-only payments until the maturity date, at which time the full principal amount is payable.

Effective February 2, 2011, we amended our lease agreement for office space. The amended agreement includes an additional 3,783 square feet of net rentable area, resulting in a total rentable area of 11,178 square feet. The lease expires February 28, 2014 with rent commencing on March 1, 2011. Minimum lease payments under the revised lease are detailed in Note 11.