Form 10-Q
period 2011-03-31
Zyto Corp
filed 2011-05-13
CIK 1406796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to              .

Commission File Number 000-54170

ZYTO CORP
(Exact name of registrant as specified in its charter)

Delaware	20-5534033
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

387 South 520 West, Suite 200
Lindon, UT
(Address of principal executive offices)

84042
(Zip Code)

Registrant’s telephone number, including area code: (801) 224-1799

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate website every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).    Yes   ☐   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,957,543 shares of common stock, par value $0.0001 per share, as of May 1, 2011.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 6:	Exhibits	19

i

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements

ZYTO CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$115	$39,360
Accounts receivable, net of allowance for doubtful accounts
of $69,772 and $56,228, respectively	243,238	307,480
Prepaid expenses	35,583	24,873
Inventories	47,070	55,837
Other current assets	7,500	7,500
Total current assets	333,506	435,050

Property and Equipment, net of accumulated depreciation
of $204,980 and $186,376, respectively	176,497	182,526
Technology, net of accumulated amortization
of $21,191 and $0, respectively	251,375	227,306
Total assets	$761,378	$844,882

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$559,207	$474,100
Accrued expenses	128,827	99,604
Accrued interest related party	296,187	288,413
Line of credit	89,000	100,000
Short-term related party note payable	46,942	46,942
Deferred revenue	64,550	53,816
Current portion of capital leases	2,882	3,214
Total current liabilities	1,187,595	1,066,089

Warranty Reserve	8,476	8,476

Related Party Notes Payable	2,324,672	2,242,482

Capital leases, less current portion	13,607	13,695

Total liabilities	3,534,350	3,330,742

STOCKHOLDERS' DEFICIT
Common stock, par value $.0001 per share,
80,000,000 shares authorized 34,957,543 and 34,932,543
shares outstanding and 34,757,543 and 34,332,543
issued at March 31, 2011 and December 31, 2010, respectively	3,476	3,433
Additional paid-in capital	5,242,989	5,198,992
Subscriptions receivable	(2,000)	(2,000)
Accumulated deficit	(8,017,437)	(7,686,285)

Total stockholders' deficit	(2,772,972)	(2,485,860)

Total liabilities and stockholders' deficit	$761,378	$844,882

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYTO CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended
	March 31,
	2011	2010

Revenues, net	$808,114	$885,159
Cost of Sales	69,836	43,841

Gross Profit	738,278	841,318

Operating Expenses:
Selling and marketing expenses	455,353	348,908
General and administrative expenses	489,504	325,894
Research and development expenses	38,397	34,622

Total operating expenses	983,254	709,424

Income (Loss) from operations	(244,976)	131,894

Other Expense:
Interest expense	(86,176)	(75,745)

Total other expense	(86,176)	(75,745)

Income (Loss) before Income Taxes	(331,152)	56,149

Net Income (Loss)	$(331,152)	$56,149

Basic and Diluted Earnings (Loss) Per Share	$(0.01)	$0.00

Basic and Diluted Weighted Average Shares Outstanding	34,541,710	32,002,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYTO CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities:
Net income (loss)	$(331,152)	$56,149
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	71,985	12,672
Provision for bad debt	13,544	-
Stock based compensation	44,040	24,000
Changes in operating assets and liabilities:
Accounts receivable	50,698	(178)
Inventories	8,767	4,959
Prepaid expenses	(10,710)	(53,898)
Other current assets	-	(1,000)
Accounts payable	85,107	(14,705)
Accounts payable related party	-	(2,579)
Accrued expenses	29,223	15,748
Accrued interest related party	7,774	50,601
Deferred revenue	10,734	16,746

Net cash provided by (used in) operating activities	(19,990)	108,515

Cash Flows from Investing Activities:
Purchase of equipment	(12,575)	(25,804)
Capitalization of software development costs	(45,260)	(23,288)
Long term investment	-	(9,000)

Net cash used in investing activities	(57,835)	(58,092)

Cash Flows from Financing Activities:
Principal payments on related party notes	-	(14,207)
Proceeds from related party notes payable	50,000	-
Principal payments on notes payable	(420)	(10,200)
Proceeds from line of credit	-	30,000
Principal payments on line of credit	(11,000)	(50,000)

Net cash provided by (used in) financing activities	38,580	(44,407)

Net Increase (Decrease) in Cash and Cash Equivalents	(39,245)	6,016

Cash and Cash Equivalents, Beginning of Period	39,360	50,289

Cash and Cash Equivalents, End of Period	$115	$56,305

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	75,834	25,036
Conversion of accrued interest for exercise of warrants	-	70,000
Conversion of debt to common stock	-	69,934

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYTO CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Organization and Business Activity

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements of ZYTO Corp and subsidiaries (the "Company") have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles. These accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Operating results for the three months ended March 31, 2011, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2011, or any portion thereof.

Unless the context otherwise requires, all references to “we,” “us,” “our,” the “Company” and “ZYTO” are to Zyto Corp and subsidiaries.

Organization – Our Company consists of ZYTO Corp (a Delaware corporation, formerly known as Quiver Corporation ("Quiver")) and its wholly owned subsidiary, ZYTO Technologies, Inc. (a Nevada corporation.)

On September 12, 2005, Xito Corp (which was incorporated in Nevada on December 30, 2004) changed its name to ZYTO Corp.

On September 7, 2006, the founder of ZYTO Corp (a Nevada corporation) (“ZYTO NV”) entered into a share exchange agreement with Quiver. At the date of the share exchange agreement, Quiver had no assets or liabilities and had 12,774,748 shares issued and outstanding. Per the share exchange agreement, ZYTO NV exchanged 10,469,500 shares (which represented 100% of the shares issued and outstanding of ZYTO NV) for 5,234,750 shares of Quiver on a 2-for-1 exchange basis. As part of the same transaction, the majority Owner of ZYTO NV also exchanged 300,000 shares of an unrelated entity for 8,020,000 shares of Quiver. As a result, the shares issued to ZYTO NV and its majority owner represented a controlling interest, and the transaction has been accounted for as a reverse merger, with ZYTO NV being considered the acquiror for accounting purposes. Accordingly, the historical consolidated financial statements include the results of operations and cash flows of ZYTO NV, and the consolidated operations and cash flows of Quiver subsequent to September 7, 2006.

ZYTO CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Also, on September 7, 2006, Quiver changed its name to ZYTO Corp (a Delaware corporation.)

On April 20, 2007, ZYTO NV changed its name to ZYTO Technologies, Inc.

Business Activity – Our Company’s operations consist of the manufacturing and distribution of bio-communication devices and software designed to facilitate communication between computers and the human body.

Business Condition – As of March 31, 2011, and December 31, 2010, we had an accumulated deficit of $8,017,437 and $7,686,285, respectively. In addition, during the three months ended March 31, 2011 and 2010, we recognized a net loss of $331,152 and net income of $56,149, respectively. We had negative cash flows from operating activities of $19,990 for the three months ended March 31, 2011, and positive cash flows from operating activities of $108,515 for the three months ended March 31, 2010.

These factors raise substantial doubt about our ability to continue as a going concern.  The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.  To increase revenue, we intend to focus on customer retention and expanding our customer base.

Note 2.  Summary of Significant Accounting Policies

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s condensed consolidated financial statements.  The condensed consolidated financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Principles of Consolidation – The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, and its subsidiaries in which the Company has a controlling financial interest. The accompanying unaudited condensed consolidated financial statement of the Company and its subsidiaries at March 31, 2011, and for the three months ended March 31, 2011 and 2010, reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the consolidated financial position and results of operations for the periods presented. All significant intercompany transactions and accounts are eliminated in consolidation.

ZYTO CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Use of Estimates – In preparing our unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods.  Actual results could differ from those estimates.

Revenue Recognition – We recognize revenue from customers upon the delivery of the system hardware.  At the time payment is received, the system hardware is shipped and the customer receives an e-mail which includes a link to download the software.  Upon shipment, the customer has no right of return and the transaction is final.  Thirty days from the date of purchase, the customer is required to pay a monthly subscription fee in order for the software to remain active.  Subscription revenue is recognized upon the performance of services.  In the event the customer cancels his or her monthly subscription or the monthly subscription fee is not received, the software automatically deactivates and the equipment is no longer functional.

We recognize revenue when persuasive evidence of an arrangement exits, delivery has occurred, the customer no longer has the right of return, the fee is fixed or determinable and collection has been made or is reasonably assured.

Revenues are shown net of any related sales or use taxes for sales transactions where applicable.

Accounts Receivable – Accounts receivable represent monies due to us for products sold and services rendered. We periodically review accounts receivable for amounts considered uncollectible. Accounts receivable are shown net of an allowance for doubtful accounts of $69,772 and $56,228 at March 31, 2011, and December 31, 2010, respectively.

Note 3. Inventory

Inventory consisted of the following as of March 31, 2011, and December 31, 2010:

	March 31,	December 31,
	2011	2010
Raw Materials	$9,991	$36,192
Finished Goods	37,079	19,645
	$47,070	$55,837

ZYTO CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4. Property and Equipment

Property and equipment consisted of the following as of March 31, 2011, and December 31, 2010:

	March 31,	December 31,
	2011	2010
Computer equipment	$179,913	$173,952
Furniture and fixtures	95,841	93,164
Production equipment	61,185	61,185
Software	44,538	40,601
	381,477	368,902
Accumulated depreciation	(204,980)	(186,376)
	$176,497	$182,526

Depreciation expense for the three months ended March 31, 2011 and 2010, was $18,604 and $12,672, respectively.

Note 5. Technology

At March 31, 2011, and December 31, 2010, intangible assets consisted of the capitalization of significant enhancements and upgrades to our proprietary software. Amortization expense related to these costs of $21,191 and $0 for the three months ended March 31, 2011 and 2010, respectively, are reported as a component of operating expenses.

Amortization expense for the remaining lives of the intangible assets is estimated to be as follows:
For the nine months ending December 31, 2011	$68,142
For the year ending Dececember 31, 2012	90,855
For the year ending Dececember 31, 2013	90,855
For the year ending Dececember 31, 2014	1,523
$251,375

ZYTO CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6. Line of Credit

On December 14, 2010, we renegotiated and amended our existing line of credit with a financial institution. Under this revolving line of credit, as amended, we have $100,000 of available borrowings with a maturity date of December 5, 2011. As of March 31, 2011, and December 31, 2010, the amount drawn on the line totaled $89,000 and $100,000, respectively.  The interest rate to be applied to the unpaid principal balance during the term is 5.25% per annum.  Borrowings under the line were collateralized by a security interest in all of our assets. The line of credit is personally guaranteed by one of our principal officers.

Note 7. Related Party Notes Payable

On January 1, 2005, we issued a note payable to an officer for intellectual property and other related technologies.  Per the terms of the agreement, interest began to accrue at an effective interest rate of 5 percent as of January 1, 2007 and the note was scheduled to mature on December 31, 2009.  On January 1, 2010, we executed an amended and restated promissory note with the officer, extending the maturity date to December 31, 2012, and increasing the interest rate from 5 percent to 7 percent per annum.  In exchange for the amended and restated terms, we issued the officer a warrant for 1,750,000 shares of our common stock at an exercise price of $0.04 per share.  We recognized interest expense from the warrant of $32,190 and $21,460 for the three months ended March 31, 2011 and 2010, respectively.

On January 28, 2011, we received $50,000 in exchange for a promissory note.  The 18-month note expires on June 28, 2012, bearing interest at 10% per annum. As part of the agreement we issued the lender 25,000 shares of common stock (see Note 9.) We will make interest-only payments until the maturity date, at which time the full principal amount is payable.

ZYTO CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Related party notes payable consisted of the following as of March 31, 2011, and December 31, 2010:

	March 31,	December 31,
	2011	2010

Unsecured note payable to shareholder, interest at 5%,
principal and interest originally due December 31, 2009,
extended to December 31, 2012 with interest at 7%,
net of discount of $225,328 and $257,518, respectively	$2,274,672	$2,242,482

Unsecured note payable to InteMedica, LLC,
interest at 12%, monthly payments of $8,000 until paid	46,942	46,942

Unsecured note payable to shareholder, interest at 10%,
interest payments due monthly, principal due June, 28, 2012	50,000	-

Total related party notes payable	2,371,614	2,289,424

Less current portion	(46,942)	(46,942)

Long term portion	$2,324,672	$2,242,482

Note 8. Commitments and Contingencies

Operating Leases – The Company is obligated under certain non-cancelable operating leases for the rental of office space.  Total lease expense for the three months ended March 31, 2011 and 2010, was $36,145 and $21,733, respectively.

Effective February 2, 2011, we amended our lease agreement for office space. The amended agreement includes an additional 3,783 square feet of net rentable area, resulting in a total rentable area of 11,178 square feet. The lease expires February 28, 2014, with the amended rent commencing on March 1, 2011.

ZYTO CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Future minimum lease payments under non-cancelable operating leases are as follows:

2011	$136,735
2012	186,871
2013	192,477
2014	32,236
Total minimum payments	$548,319

Note 9. Equity

On June 15, 2010, we entered into an agreement with a public relations firm retained in 2009 and 2010 to provide public and financial communication services.  The agreement is for a period of twelve and one half months.  As compensation for services, we agreed to issue 1,200,000 shares of restricted common stock to the public relations firm. As of March 31, 2011, we had issued 1,000,000 shares of the 1,200,000 shares due under the contract. The remaining certificates are being held in escrow and are transferred to the public relations firm in 100,000 increments on a monthly basis as services are performed.  The shares are valued based on the fair value of the shares on the date they are to be released from escrow. The total value of the shares issued for the three months ended March 31, 2011 was $57,329, of which the entire amount was expensed.

As discussed in Note 7, we received $50,000 from a related party in exchange for a promissory note.  The 18-month note expires on June 28, 2012, bearing interest at 10% per annum. As part of the agreement we issued the lender 25,000 shares of common stock. The shares were valued at a grant date fair value of $0.09 per share. The total value of the shares issued was $2,251, which was determined by multiplying the number of shares granted by the closing market price of our common stock on the grant date.

Note 10. Subsequent Events

As part of our agreement discussed in Note 9, we issued 100,000 shares of restricted common stock to the public relations firm on April 29, 2011.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Form 10-Q contains forward-looking statements.  All statements other than statements of historical facts are forward-looking statements, including any projections of milestones, royalties or other financial items, any statements of the plans and objectives of management for the future operations, any statements concerning research and development, proposed new products of licensing or collaborative arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing.  In some cases, forward looking statements can be identified by the use of terminology such as “believes,” “might,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof, or other comparable terminology.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties. We expressly disclaim any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

About ZYTO Corp

This quarterly report sets forth certain financial and business information of ZYTO Corp and its wholly owned subsidiary, ZYTO Technologies, Inc. (collectively, “ZYTO,” “we,” “our,” or “us”).

Our operations consist of the manufacturing and distribution of “biocommunication” devices and software designed to facilitate communication between computers and the human body. Biocommunication is accomplished by providing a direct connection between a computer and a living organism (i.e., humans or animals), which facilitates in determining biological preference and perception reframing.  Biological preference is a physical preference to certain clinical or wellness options, like vitamins, minerals, and other nutritional supplements.  Perception reframing is a technique that opens a person to a different way of seeing a circumstance, an opportunity, a problem, or a relationship.  Both of these applications involve concepts that are natural outgrowths of the field of complementary and alternative medicine. Complementary and Alternative Medicine (“CAM”) consists of a diverse group of medical and health care systems, practices, and products that are not generally associated with medicine and medical practices common to western hospitals.  These include, but are not limited to, acupuncture, homeopathy, chiropractic, massage, naturopathic medicine, and the use of herbs and nutritional supplements.  With many CAM modalities becoming more accepted in allopathic medicine (acupuncture, for example), the line between CAM and “mainstream” medicine has increasingly become thin.

Our Business Strategy

Our primary financial objective is to market our technology to both healthcare professionals and retail consumers.  We consider retail consumers to be non-healthcare professionals who purchase our technology.  Financial objectives include collecting initial setup fees, and maintaining and collecting ongoing monthly subscription payments from those with whom we place our products.  Because these payments are nominal, our goal is to place a large number of software installations and to provide service and value that motivates our customers to continue making monthly subscription payments.  All of our products are internet-centric, meaning that our products are deployed over the internet, updated through the internet, and each month the user’s software license is renewed over the internet by syncing the products that they purchase from us with our secured server.  Software development and improvement is ongoing, and one of our most important functions.  As more powerful development tools are made available and as the internet becomes a more powerful vehicle for our products, we intend to capitalize on these improvements by improving our products with increased speed and power.

Marketed Products

Our technology is designed to be used in a “fee for services” environment.  All of our products are designed to facilitate the sale of health products, whether the healthcare professional charges the client for the service or not.  In every instance, a significant measure of our customers’ success is the financial benefit our technology provides them.  Proper use by the healthcare professionals will include an ability to explain the technology to the client, proper placement, operation, and billing practices.

Marketing and sales are segregated into two distinct areas:  The Compass and Healthcare Professional.

Compass

The Compass is a consumer device, sold to distributors of health products who sell through direct sales or network marketing channels.  Before we create a Compass with a library of products (Virtual Stress Items or “VSIs”) for any direct sales or network marketing company, that company must meet two requirements: at least twenty products in their product offering, and at least 5,000 distributors.  Once an eligible company has been identified, we will obtain a sample of each of their products.  VSIs for each of these products are then created and organized into a library of biosurveys.  The Compass is then offered for sale for that company.

The Compass operates similarly to the “Healthcare Professional only” products.  The difference is the presentation of the data in the final report and the VSIs available for inclusion in the biosurvey.  The Compass uses the biosurvey process in the same way as the professional only line of products but the final report provides much less detail.  The Compass is sold to “non-professionals” who may not have any medical background or licensure.  For this reason, the Compass report does not identify detail such as specific biomarkers or deviation ratio (“dR”) numbers.  It is also limited in its flexibility.  Compass operators are only allowed to alter the program by filtering its product library according to their physical product inventory.  If the inventory filter is used, the Compass biosurvey will only use the VSIs for products the operator indicates are part of his/her product inventory.

The Compass biosurvey first records the body’s response to a number of VSIs referred to as biomarkers.  These VSIs are representative of 75 anatomical components of the body.  The results of this part of the biosurvey are displayed graphically in what is called a “Stress Profile.”  VSIs that generated the most aggressive responses are plotted outside a range circle and are considered ‘out of range’.  Next, VSIs for a number of products are used to determine and rank their effect on coherence.   The product with the highest positive dR is then used as the stimulating VSI as each of the out-of-range biomarkers are rescanned.  The stress profile will indicate which biomarkers move into range.  If all biomarkers do not move into range, the VSI for the product with the next highest positive dR is used along with the first as the stimulating signal as the biomarkers are again rescanned.  This process is repeated, adding a new product each time, until the stress profile is resolved, i.e., until all biomarkers have moved into range.

The exercises involved with all of our products do not imply that “all your health issues will go away if you take these products.” However, these exercises provide information that is helpful when choosing what supplements to buy.

Elite 5.0

The Elite (an upgrade to the Limbic Stress Assessment (“LSA”) Pro) is sold only to healthcare professionals.  This product is the most versatile and capable product in the ZYTO lineup.  It gives the operator an extensive library of VSIs and the ability to add new VSIs to their library.  This proprietary process is the same as that of the Compass: the Elite creates a unique code, converts it to a frequency and that frequency is then linked to the physical item.  The software used in the linking process indicates when the link is complete.  The VSI is then available for the use in the biosurvey sequence.  The Elite also has the ability to author its own biosurveys and to deploy them to other ZYTO systems, specifically the Select.  Additionally, the Elite is able to scan remotely over the internet.  Remote biosurveys are conducted over the internet with a client having a Hand Cradle connecting to a healthcare professional with ZYTO software in a remote location.  The connection is made over the internet.

Select; Balance

These products are designed to run a limited number of biosurveys.  These two products are similar to the Compass in this regard, but because they are sold only to healthcare professionals their final reports are much more detailed and in-depth than those of the Compass.  These products can also scan remotely over the internet.

One of the biosurveys built into the Balance scans a number of VSIs relating to vertebrae, teeth, and acupuncture meridians, and the Balance draws the body’s response to these items in a graph called a Stress Profile.  The Balance then measures the body’s responses to the VSIs representative of various products.  VSIs for products that create the most positive shift in coherence are then used in a rescan of the stress profile.  As these product VSIs are introduced throughout the rescan process, the stress profile changes.  The change anticipates the physical benefit the client will receive when the supplements are taken, making the process a ‘simulation’ of actually taking the supplements.  The presentation of the data in the final report is both educational and motivating to the client.  The education comes in the form of describing the products whose VSIs created the most positive shift, and the motivation because the descriptions will often match what they know about their own health conditions or concerns.  The structure of the report is also motivating, making it simple to understand the benefit that can be expected from the products shown.

The Select will be an upgrade to a prior version of the Balance and is scheduled for release in May 2011.

EVOX

The EVOX is a perception reframing tool.  It comes with a Hand Cradle for the purpose of running biosurveys and is used with a headset that plugs into the computer. The EVOX measures the frequencies (energy) in the voice and uses that information to facilitate what is called perception reframing.                                                                               .

Information carried in the voice exceeds the words spoken.  For example, with a phone call from a stranger, in very few seconds you will likely know the caller’s gender, race, approximate age, general health, and what part of the world they lived in when they were young (their accent).  All this non-articulated information is carried in the voice.  Non-articulated information varies with each topic.  In addition to age, gender, and the other items listed above, voice carries attitudes, memories, and beliefs. In short, voice reflects perception.

Perception is important because in many instances it creates reality.  Thus, to the extent perception is inadequate, reality can be dysfunctional.  An example of an inadequate perception would be the person who believes all dogs are mean.  While it is true that some dogs are mean, all are not, and a person with this perception will live a dysfunctional “dog” reality.

Another interesting characteristic of perception is that it is almost entirely subconscious, resulting in behaviors that are “driven” by reasons we may not understand or even be aware of.  This subconscious nature makes perceptions almost impossible to alter, so they remain static and we live our lives as a recurrent expression of the same dysfunctions.

The EVOX process begins with a short recording, with the client speaking about a specific topic for about ten to fifteen seconds.  EVOX uses the microphone and the computer’s sound card to record the frequencies in the voice, referred to as voice energy.  Those frequencies are plotted into a graph called a Perception Index.  The Perception Index is then analyzed by the computer and ‘holes or gaps’ (frequencies that are absent) in the frequency pattern are used to determine various frequency VSIs that could be used in the reframe process.  The computer-determined VSIs are then placed into a biosurvey which runs while the client’s hand is on the hand cradle.  VSIs that generate a negative dR are deleted; those creating a positive dR are saved and are then output to the Hand Cradle sequentially over a period lasting thirty seconds to ten minutes, depending on operator preference.  During the output period EVOX plays easy-to-listen-to music into headphones worn by the client and the client is instructed to close his eyes and think about the topic of which he is speaking.  At the end of the output phase the computer resets for the next recording.  This cycle is called a round.  One client stated, “Over the course of a session (usually consisting of three to ten rounds) the client will usually experience a shift in perception relative to the topic.”  This is Perception Reframing.  Perception Reframing can result in an improved golf game, a better relationship with a spouse or child, or the elimination of some self-sabotaging behavior.  This shift is not the result of “treating a condition.” Rather, it is simply expanding or reframing the way the topic is perceived by the client.  Expanded perception creates an ability to exercise more choice.

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

ZYTOLife.com

Our new website, www.ZYTOLife.com will be a nexus for all ZYTO healthcare professionals and for those professionals and their clients as this will become the portal for remote biosurvey scans.  Remote use of our technology over the internet is currently available and has been for the last several years under the name of “Virtual Clinic.”  ZYTOLife.com will become the new portal for this remote scanning once it is fully launched. Information contained on, or available through, our website is not a part of, and is not incorporated by reference into, this Quarterly Report.

In addition to being the nexus between healthcare professionals and their clients as it relates to remote scans, ZYTOLife.com will have a “library” where healthcare professionals can share biosurveys and clinical applications using ZYTO technology.  A healthcare professional owning the Elite will be able to author a biosurvey and post that biosurvey for sale at ZYTOLife.com and other healthcare professionals will be able to benefit from their experience and knowledge.  The net effect is expected to be a more robust sharing of intellectual power and experience.

Results of Operations

Three Months Ended March 31, 2011, compared to Three Months Ended March 31, 2010

	For the Three Months Ended
	March 31, 2011 (Unaudited)	March 31, 2010 (Unaudited)
Statement of Operations Data:
Revenues, net	$808,114	$885,159
Cost of sales	69,836	43,841
Gross profit	738,278	841,318
Total operating expenses	983,254	709,424
Other expense	(86,176)	(75,745)
Net income (loss)	(331,152)	56,149
Net income (loss) per share	(0.01)	0.00

Revenues

Total revenues for the three months ended March 31, 2011, were $808,114, compared to $885,159 for the three months ended March 31, 2010, reflecting a decrease of $77,045, or 8.7 percent.

Healthcare Professional Product Line

Revenues generated through our Healthcare Professional product line for the three months ended March 31, 2011, were $392,539 compared to $508,377 for the three months ended March 31, 2010, reflecting a decrease of $115,838 or 22.8 percent.  The decrease in revenues generated through our Healthcare Professional product line is primarily due to a transition period that occurred in connection with the release of a new software update called the 5.0 Platform.  This release included the introduction of new features and capabilities that will be distributed to all existing software users according to the licenses they own.  Management believes that the release schedule created a transition period that slowed sales momentum.

Compass Product Line

Revenues generated through our Compass product line for the three months ended March 31, 2011, were $415,575 compared to $376,782 for the three months ended March 31, 2010, reflecting an increase of $38,793 or 10.3 percent.   The increase in revenues generated through our Compass product line is attributable to an increase in overall sales volume and our existing customers continuing to pay their monthly subscription fees.

Cost of Sales

Cost of sales for the three months ended March 31, 2011, was $69,836, compared to $43,841 for the three months ended March 31, 2010, reflecting an increase of $25,995, or 59.3 percent. In December, 2010, we commenced performing all inventory functions at our facility in Lindon, Utah and discontinued the use of a third party fulfillment center. As a result, fulfillment costs were no longer capitalized during the three months ended March 31, 2011, resulting in an increase in cost of sales compared to the three months ended March 31, 2010.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended March 31, 2011, were $455,353 compared to $348,908 for the three months ended March 31, 2010, reflecting an increase of $106,445 or 30.5 percent.    This increase was primarily due to an increase in the number of sales representatives and account managers. The account managers focus solely on post sale follow-up and successful software implementation.  They work directly with our customers to ensure they have implemented our technology and received adequate training.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2011 were $489,504 compared to $325,894 for the three months ended March 31, 2010, reflecting an increase of $163,610 or 50.2 percent.  The primary factors relating to the increase were additional legal and accounting fees associated with finalizing our Form 10 filing.  Other factors relating to the increase included moving to new office space in March 2010, which resulted in recognizing an additional $15,000 in office rent expense for the three months ended March 31, 2011, compared to the three months ended March 31, 2010.  During the three months ended March 31, 2011, we commenced amortizing our proprietary software asset resulting in $21,191 of amortization expense. We have also continued to build the infrastructure necessary to meet customer expectations and anticipated profitable growth.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2011, were $38,397 compared to $34,622 for the three months ended March 31, 2010, reflecting an increase of $3,775 or 10.9 percent.   This increase is due to expensing certain development costs not related to significant enhancements or upgrades to our proprietary software.

Other Expense

Other expense for the three months ended March 31, 2011 was $86,176, compared to $75,745 for the three months ended March 31, 2010, reflecting an increase of $10,431 or 13.7 percent. This increase resulted from our executing an amended promissory note with Vaughn R Cook, our Chairman and CEO, on January 1, 2010, extending the maturity date on his original promissory note of $2,500,000 to December 31, 2012.  In exchange for the amended and restated terms, we increased the interest rate from 5 percent to 7 percent per annum and issued a warrant to purchase 1,750,000 shares of common stock at an exercise price of $0.04 per share.  The warrant was exercised on February 3, 2010, and valued at $375,547 using the Black-Scholes pricing model with the following assumptions:  risk free interest rate of 0.30 percent, dividend yield of 0.0 percent, volatility of 199 percent and an expected life of 1 year.  The warrant value of $375,547 is being recognized over the length of the amended promissory note.  Accordingly, we did not recognize interest expense associated with this warrant transaction in January 2010.

 Net Income/Loss

Our net loss for the three months ended March 31, 2011, was $331,152 compared to income of $56,149 for the three months ended March 31, 2010.  The net loss for the three months ended March 31, 2011 is a direct result of the aforementioned expenses.

Liquidity and Capital Resources

Our sources of liquidity have historically been cash from operations, a working capital line of credit, and debt and equity financing.

As of March 31, 2011, we had cash and cash equivalents of $115, current liabilities of $1,187,595, and total current assets of $333,506, with our current liabilities exceeding current assets by $854,089.

Cash Flow

	For the Three Months Ended March 31,
Net cash provided by (used in):	2011	2010
Operating activities	$(19,990)	$108,515
Investing activities	(57,835)	(58,092)
Financing activities	38,580	(44,407)
Net increase (decrease) in cash	(39,245)	6,016

Operating activities:

Cash used in operating activities was $19,990 during the three months ended March 31, 2011.  Cash provided by operating activities was $108,515 during the three months ended March 31, 2010.

Investing activities:
Cash used in investing activities was $57,835 during the three months ended March 31, 2011, which included $12,575 for property, plant, and equipment purchases, and $45,260 for capitalizing costs relating to significant enhancements and upgrades to our proprietary software.

Cash used in investing activities was $58,092 during the three months ended March 31, 2010, which included $25,804 for property, plant, and equipment purchases, $23,288 for capitalizing costs relating to significant enhancements and upgrades to our proprietary software and $9,000 for our long term investment.

Financing activities:

Cash provided by financing activities was $38,580 during the three months ended March 31, 2011, which included proceeds from related party notes payable of $50,000, principal payments on notes payable of $420, and principal payments on our line of credit of $11,000.

Cash used in financing activities was $44,407 during the three months ended March 31, 2010, which included principal payments on related party notes of $14,207, principal payments on notes payable of $10,200, and net principal payments on our line of credit of $20,000.

Other

On January 1, 2005, we issued a note payable to Vaughn R Cook, our Chairman and CEO, for certain intellectual property consisting of the right granted by Dr. Cook to develop the Hand Cradle and Tower, the initial software package, and the methods of programming VSIs.  Per the terms of the agreement, interest began to accrue at an effective interest rate of 5 percent as of January 1, 2007 and the note was scheduled to mature on December 31, 2009.  On January 1, 2010, we executed an amended a restated promissory note with Dr. Cook, extending the maturity date to December 31, 2012, and increasing the interest rate from 5 percent to 7 percent per annum.  In exchange for the amended and restated terms, we issued Dr. Cook a warrant for 1,750,000 shares of our common stock at a per share price of $0.04.  We recognized interest expense of $43,151 and $42,672 for the three months ended March 31, 2011 and 2010.  We dispersed interest payments totaling $37,870 and $84,000 for the three months ended March 31, 2011 and 2010, respectively, of which $70,000 of the $84,000 was used to exercise the warrants.

During the year ended December 31, 2007, we entered into a line of credit arrangement with a financial institution for $100,000, of which $100,000 is personally guaranteed by one principal officer of our Company. As of March 31, 2011, the amount drawn on the line totaled $89,000.  The interest rate to be applied to the unpaid principal balance during the term is 2 percentage points over the index. The entire principal balance and any accrued and unpaid interest was due on October 25, 2010.  Borrowings under the line were collateralized by a security interest in all of our assets. In November 2010, we renegotiated and amended our existing line of credit with the financial institution, extending the maturity date to December 5, 2011. We will continue to make monthly interest-only payments.

On January 28, 2008, a note payable (the “InteMedica Note”) was issued as part of the InteMedica, LLC transaction. Per the terms of the $164,000 InteMedica Note, interest began to accrue at a rate of 3 percent per annum.  As of February 15, 2008, the interest rate increased to 36 percent per annum.  On August 1, 2009, we negotiated an interest rate adjustment from 36 percent to 12 percent per annum and agreed to monthly payments of $8,000 until paid.   As of March 31, 2011, the note payable balance was $46,942 and accrued interest totaled $2,050.

On October 21, 2010, we purchased certain office equipment in exchange for a long-term capital lease obligation.  As of March 31, 2011, the long-term portion comprised of $13,607, less current portion of $2,882.

On January 28, 2011, we received $50,000 in exchange for a promissory note.  The 18-month note expires on June 28, 2012, bearing interest at 10% per annum. As part of the agreement, we issued the lender 25,000 shares of common stock. The shares were valued at a grant date fair value of $0.09 per share determined by multiplying the number of shares granted by the closing market price of our common stock on the grant date. We will make interest-only payments until the maturity date, at which time the full principal amount is payable.  As of March 31, 2011, accrued interest totaled $444.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Off-Balance sheet arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts, other intangible assets and going concern.

Revenue recognition

We recognize revenue from customers upon the delivery of the system hardware.  At the time payment is received, the system hardware is shipped and the customer receives an e-mail which includes a link to download the software.  Upon shipment, the customer has no right of return and the transaction is final.  Thirty days from the date of purchase, the customer is required to pay a monthly subscription fee in order for the software to remain active.  Subscription revenue is recognized upon the performance of services.  In the event the customer cancels his or her monthly subscription or the monthly subscription fee is not received, the software automatically deactivates and the equipment is no longer functional.

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

Going concern

From inception through July 2008, we had primarily been in the development stage, devoting a substantial amount of effort to research and development.  Until the year ending December 31, 2009, we expensed all research and development costs relating to significant enhancements and upgrades to our propriety software.  From inception through March 31, 2011, research and development costs totaled $6,009,417.  As of March 31, 2011, and December 31, 2010, we had an accumulated deficit of $8,017,437 and $7,686,285, respectively.  To increase revenues, we intend to focus on customer retention and expanding our customer base.

Technology

The 5.0 platform is the 2010-2011 update to ZYTO Technology.  It is being released in phases.  The first product to be updated/released was EVOX 5.0.  The next product was a new version of the Balance called Balance 5.0.  This product was first shipped mid-July, 2010.  The Elite 5.0 is the upgrade and replacement for the LSA Pro 4.0 and was released in January 2011.  A new product, Select 5.0 will be an upgrade to the Balance 3.0 and is scheduled for release in the upcoming months along with a new website, ZYTOLife.com.  ZYTOLife.com was first announced in 2008.  The 5.0 platform has taken over two years to develop, and many of the concepts included in it were formulated in 2008.

ZYTOLife.com will be a nexus for all ZYTO health professionals and for those professionals and their clients as this will become the portal for remote biosurvey assessments.  Remote use of ZYTO technology over the internet is currently available and has been for the last several years under the name of Virtual Clinic.  ZYTOLife.com will become the new portal for this remote testing once it has launched.

In addition to being the nexus between ZYTO professionals and their clients as it relates to remote assessments, ZYTOLife.com will have a “library” where practitioners can share biosurveys and clinical applications using ZYTO technology.  A practitioner owning the Elite will be able to author a biosurvey and post that biosurvey for sale at ZYTOLife.com, allowing other practitioners to benefit from their experience and knowledge.  The net effect is expected to be a more robust sharing of intellectual power and experience.

We capitalize all salaries and associated expenses relating to significant enhancements and upgrades to our proprietary software.  As of March 31, 2011, the total capitalized amount was $251,375, net of amortization. Accordingly, this amount is classified as Technology on our balance sheet and considered a critical accounting estimate due to the fact that certain updates relating to the 5.0 platform are still in the development phase.  Specifically, we have completed the entire planning stage of the 5.0 platform and have determined that the 5.0 platform has achieved technological feasibility.  We have not completed all the designing, coding or testing activities for the Select 5.0 or ZYTOLife.com that are required prior to release.   Technological feasibility will be established for the Select 5.0 and ZYTOLife.com once we have completed the designing, coding and testing activities mentioned above and we conclude that software meets its design specifications including functions, features, and technical performance requirements.  We have only capitalized costs for those components that have achieved technological feasibility.

Item 3.            Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

This interim report does not include either management’s assessment on our internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2011, there were no changes in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.            Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

On January 28, 2011, we received $50,000 in exchange for a promissory note.  As part of the agreement, we issued the lender 25,000 shares of common stock. The shares were valued at a grant date fair value of $0.09 per share. The total value of the shares issued was $2,251, which was determined by multiplying the number of shares granted by the closing market price of our common stock on the grant date.

On June 15, 2010, we entered into an agreement with a public relations firm retained in 2009 and 2010 to provide public and financial communication services.  The agreement is for a period of twelve and one half months.  As compensation for services, we agreed to issue 1,200,000 shares of restricted common stock to the public relations firm. As of March 31, 2011, we had issued 1,000,000 shares of the 1,200,000 shares due under the contract. The remaining certificates are being held in escrow and are transferred to the public relations firm in 100,000 increments on a monthly basis as services are performed.  As part of our agreement, we issued 400,000 shares of restricted common stock during the quarter ended March 31, 2011.  Additionally, we issued 100,000 shares of restricted common stock to the public relations firm on April 29, 2011.

In each of the transactions listed above, the shares of common stock were issued in private transactions without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.

Item 6.            Exhibits

31.01	Certification of Chief Executive Officer of ZYTO Corp, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of ZYTO Corp, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer of ZYTO Corp, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Financial Officer of ZYTO Corp, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYTO CORP
(Registrant)

By	/s/ Vaughn R Cook
Chief Executive Officer
(Principal Executive Officer)

By	/s/ Brian E. Halladay
Chief Financial Officer (Principal Financial Officer)

Date:  May 13, 2011