Form 10-Q
period 2011-06-30
Zyto Corp
filed 2011-08-15
CIK 1406796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011

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

84042
(Zip Code)

Registrant’s telephone number, including area code: (801) 224-7199

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate website every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).    Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,957,543 shares of common stock, par value $0.0001 per share, as of August 15, 2011.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION
.
.
Item 1.	Legal Proceedings	18
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 5	Other Information	19
Item 6.	Exhibits	19

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements

ZYTO CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$79,369	$39,360
Accounts receivable, net of allowance for doubtful accounts
of $69,772 and $56,228, respectively	278,466	307,480
Prepaid expenses	24,345	24,873
Inventories	48,975	55,837
Other current assets	10,306	7,500
Total current assets	441,461	435,050

Property and Equipment, net of accumulated depreciation
of $224,325 and $186,376, respectively	161,754	182,526
Technology, net of accumulated amortization
of $46,537 and $0, respectively	271,523	227,306
Total assets	$874,738	$844,882

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$622,904	$474,100
Accrued expenses	164,419	99,604
Accrued interest related party	328,726	288,413
Line of credit	100,000	100,000
Short-term related party note payable	96,942	46,942
Deferred revenue	59,061	53,816
Current portion of capital leases	2,979	3,214
Total current liabilities	1,375,031	1,066,089

Warranty Reserve	8,476	8,476

Related Party Notes Payable	2,306,861	2,242,482

Capital leases, less current portion	12,081	13,695

Total liabilities	3,702,449	3,330,742

STOCKHOLDERS' DEFICIT
Common stock, par value $.0001 per share,
80,000,000 shares authorized and 34,957,543 and 34,932,543
shares outstanding and 34,857,543 and 34,332,543 issued
at June 30, 2011 and December 31, 2010, respectively	3,486	3,433
Additional paid-in capital	5,254,478	5,198,992
Subscriptions receivable	(2,000)	(2,000)
Accumulated deficit	(8,083,675)	(7,686,285)

Total stockholders' deficit	(2,827,711)	(2,485,860)

Total liabilities and stockholders' deficit	$874,738	$844,882

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYTO CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Revenues, net	$1,175,176	$1,025,673	$1,983,290	$1,910,831
Cost of Sales	54,014	94,804	123,850	138,645

Gross Profit	1,121,162	930,869	1,859,440	1,772,186

Operating Expenses:
Selling and marketing expenses	631,977	484,500	1,087,330	833,408
General and administrative expenses	432,024	421,743	921,528	747,638
Research and development expenses	41,581	41,960	79,978	76,582

Total operating expenses	1,105,582	948,203	2,088,836	1,657,628

Income (Loss) from operations	15,580	(17,334)	(229,396)	114,558

Other Expense:
Interest expense	(81,818)	(82,220)	(167,994)	(157,965)

Total other expense	(81,818)	(82,220)	(167,994)	(157,965)

Net Loss	$(66,238)	$(99,554)	$(397,390)	$(43,407)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Basic and Diluted Weighted Average Shares Outstanding	34,824,776	33,795,602	34,683,924	33,024,602

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYTO CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities:
Net Loss	$(397,390)	$(43,407)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	84,486	26,729
Amortization of debt discount	64,379	53,650
Provision for bad debt	13,544	-
Stock based compensation	55,538	39,888
Changes in operating assets and liabilities:
Accounts receivable	15,470	(54,348)
Inventories	6,862	55,757
Prepaid expenses	528	(12,622)
Other current assets	(2,806)	502
Accounts payable	149,232	10,509
Accounts payable related party	(428)	(2,589)
Accrued expenses	64,815	61,108
Accrued interest related party	40,313	41,965
Deferred revenue	5,245	(9,469)

Net cash provided by operating activities	99,788	167,673

Cash Flows from Investing Activities:
Purchase of equipment	(17,177)	(67,851)
Capitalization of software development costs	(90,753)	(48,562)
Long term investment	-	(11,301)
Proceeds from related party notes receivable	-	300
Net cash used in investing activities	(107,930)	(127,414)

Cash Flows from Financing Activities:
Principal payments on related party notes	-	(37,532)
Proceeds from related party notes payable	50,000	-
Principal payments on notes payable	(1,849)	(25,591)
Proceeds from line of credit	-	50,000
Principal payments on line of credit	-	(50,000)

Net cash provided by (used in) financing activities	48,151	(63,123)

Net Increase (Decrease) in Cash and Cash Equivalents	40,009	(22,864)

Cash and Cash Equivalents, Beginning of Period	39,360	50,289

Cash and Cash Equivalents, End of Period	$79,369	$27,425

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$126,706	$62,351
Conversion of accrued interest for exercise of warrants	-	70,000
Conversion of debt to common stock	-	69,934

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYTO CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Organization and Business Activity

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements of ZYTO Corp and subsidiaries (the Company) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles. These accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2011, or any portion thereof.

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

Business Condition – As of June 30, 2011 and December 31, 2010, we had an accumulated deficit of $8,083,675 and $7,686,285, respectively.

During the three months ended June 30, 2011 and 2010, we recognized a net loss of $66,238 and $99,555, respectively. For the six months ended June 30, 2011 and 2010 we recognized a net loss of $397,390 and $43,407, respectively.

As of June 30, 2011 and December 31, 2010 our current liabilities exceeded our current assets by $933,570 and $631,039, respectively.

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

Principles of Consolidation – The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, and its subsidiaries in which the Company has a controlling financial interest. The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries at June 30, 2011, and for the three and six months ended June 30, 2011 and 2010, reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the consolidated financial position and results of operations for the periods presented. All significant intercompany transactions and accounts are eliminated in consolidation.

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

Accounts Receivable – Accounts receivable represent monies due to us for products sold and services rendered. We periodically review accounts receivable for amounts considered uncollectible. Accounts receivable are shown net of an allowance for doubtful accounts of $69,772 and $56,228 at June 30, 2011, and December 31, 2010, respectively.

Note 3. Inventory

Inventory consisted of the following as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
Raw Materials	$38,456	$36,192
Finished Goods	10,519	19,645
	$48,975	$55,837

ZYTO CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4. Property and Equipment

Property and equipment consisted of the following as of June 30, 2011, and December 31, 2010:

	June 30,	December 31,
	2011	2010
Computer equipment	$181,485	$173,952
Furniture and fixtures	95,841	93,164
Production equipment	61,185	61,185
Software	47,568	40,601
	386,079	368,902
Accumulated depreciation	(224,325)	(186,376)
	$161,754	$182,526

Depreciation expense for the three months ended June 30, 2011 and 2010 was $19,345 and $14,057, and $37,949 and $26,729 for the six months ended June 30, 2011 and 2010.

Note 5. Technology

At June 30, 2011, and December 31, 2010, intangible assets consisted of the capitalization of significant enhancements and upgrades to our proprietary software. Amortization expense related to these costs of $25,346 and $0 for the three months ended June 30, 2011 and 2010, respectively, are reported as a component of operating expenses. During the six months ended June 30, 2011 and 2010 amortization expenses related to these costs were $46,537 and $0, respectively.

Amortization expense for the remaining lives of the intangible assets is estimated to be as follows:

For the six months ending December 31, 2011	$53,009
For the year ending Dececember 31, 2012	106,020
For the year ending Dececember 31, 2013	106,020
For the year ending Dececember 31, 2014	6,474
$271,523

ZYTO CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6. Line of Credit

On December 14, 2010, we renegotiated and amended our existing line of credit with a financial institution. Under this revolving line of credit, as amended, we have $100,000 of available borrowings with a maturity date of December 5, 2011. As of June 30, 2011 and December 31, 2010, the amount drawn on the line totaled $100,000.  The interest rate to be applied to the unpaid principal balance during the term is 5.25% per annum.  Borrowings under the line were collateralized by a security interest in all of our assets. The line of credit is personally guaranteed by one of our principal officers.

Note 7. Related Party Notes Payable

On January 1, 2005, we issued a note payable to an officer for intellectual property and other related technologies.  Per the terms of the agreement, interest began to accrue at an effective interest rate of 5 percent as of January 1, 2007 and the note was scheduled to mature on December 31, 2009.  On January 1, 2010, we executed an amended and restated promissory note with the officer, extending the maturity date to December 31, 2012, and increasing the interest rate from 5 percent to 7 percent per annum.  In exchange for the amended and restated terms, we issued the officer a warrant for 1,750,000 shares of our common stock at an exercise price of $0.04 per share.  We recognized interest expense from the warrant of $32,190 and $43,631 for the three months ended June 30, 2011 and 2010, respectively. During the six months ended June 30, 2011 and 2010 we recognized interest expense from the warrant of $64,379 and $53,650, respectively.

On January 28, 2011, we received $50,000 in exchange for a promissory note.  The 18-month note expires on June 28, 2012, bearing interest at 10% per annum. As part of the agreement we issued the lender 25,000 shares of common stock (see Note 9.) We will make interest-only payments until the maturity date, at which time the full principal amount is payable

ZYTO CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Related party notes payable consisted of the following as of June 30, 2011, and December 31, 2010:

	June 30,	December 31,
	2011	2010

Unsecured note payable to shareholder, interest at 5%,
principal and interest originally due December 31, 2009,
extended to December 31, 2012 with interest at 7%,
net of discount of $193,138 and $257,518, respectively	$2,306,861	$2,242,482

Unsecured note payable to InteMedica, LLC,
interest at 12%, monthly payments of $8,000 until paid	46,942	46,942

Unsecured note payable to shareholder, interest at 10%,
interest payments due monthly, principal due June, 28, 2012	50,000	-

Total related party notes payable	2,403,803	2,289,424

Less current portion	(96,942)	(46,942)

Long term portion	$2,306,861	$2,242,482

Note 8. Commitments and Contingencies

Operating Leases – The Company is obligated under certain non-cancelable operating leases for the rental of office space.  Total lease expense for the three months ended June 30, 2011 and 2010, was $45,578 and $31,429, respectively. Total lease expense for the six months ended June 30, 2011 and 2010 was $81,723 and $53,162, respectively.

Effective February 2, 2011, we amended our lease agreement for office space. The amended agreement includes an additional 3,783 square feet of net rentable area, resulting in a total rentable area of 11,178 square feet. The lease expires February 28, 2014, with the amended rent commencing on March 1, 2011.

ZYTO CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Future minimum lease payments under non-cancelable operating leases are as follows:

2011	$91,157
2012	186,871
2013	192,477
2014	32,236
Total minimum payments	$502,741

Note 9. Equity

On June 15, 2010, we entered into an agreement with a public relations firm retained in 2009 and 2010 to provide public and financial communication services.  The agreement was for a period of twelve and one half months.  As compensation for services, we agreed to issue 1,200,000 shares of restricted common stock to the public relations firm. As of June 30, 2011, we had issued 1,100,000 shares of the 1,200,000 shares due under the contract, and mutually agreed to terminate the remainder of the contract.  The shares are valued based on the fair value of the shares on the date they were released from escrow. The total value of the 100,000 shares issued for the three months ended June 30, 2011 was $11,258, of which the entire amount was expensed.

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

Recent Corporate Developments

On July 8, 2011, our Board of Directors adopted our 2011 Stock Incentive Plan (the "2011 Plan"). The purpose of the 2011 Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service. A total of 5,000,000 shares of common stock are available for issuance under the 2011 Plan. We intend to seek stockholder approval of the 2011 Plan at our annual shareholders’ meeting to be held later this year.

Additionally, on July 8, 2011 the Board adopted and approved a corporate Code of Business Conduct and Ethics (the “Code of Ethics”) and the ZYTO Corp Policy on Insider Trading and Compliance (the “Insider Trading Policy”).

The Code of Ethics was adopted to codify and reduce to writing the Company’s commitment to the highest ethical standards and integrity in its business activities.  The Company expects this commitment to extend to its employees, officers, and directors at all levels, including its subsidiaries.

The Company adopted the Insider Trading Policy to provide additional instruction to officers, directors, and employees of ZYTO with respect to their responsibilities as part of a publicly trading company.  The Insider Trading Policy instructs on reasons for maintaining confidentiality, defines material information, describes prohibited trading practices, provides information for executive officers and directors about compliance with Section 16 of the Securities Exchange Act of 1934, as amended (the “1934 Act”), and provides certain pre-trading compliance requirements.

Copies of the Company’s 2011 Plan, the Code of Ethics, and the Insider Trading Policy are included as exhibits to this Quarterly Report.

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

Select; Balance

These products are designed to run a limited number of biosurveys.  These two products are similar to the Compass in this regard, but because they are sold only to healthcare professionals, their final reports are much more detailed and in-depth than those of the Compass.  These products can also scan remotely over the internet.

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

The Select is the upgrade and replacement for the prior version of the Balance and was released in May 2011.  The Select comes with all the features of the Balance, and also includes full access to products from more than 135 nutritional supplement suppliers, an expanded range of biosurveys, and self-directed scanning options.

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

The EVOX process begins with a short recording, with the client speaking about a specific topic for about ten to fifteen seconds.  EVOX uses the microphone and the computer’s sound card to record the frequencies in the voice, referred to as voice energy.  Those frequencies are plotted into a graph called a Perception Index.  The Perception Index is then analyzed by the computer and ‘holes or gaps’ (frequencies that are absent) in the frequency pattern are used to determine various frequency VSIs that could be used in the reframe process.  The computer-determined VSIs are then placed into a biosurvey which runs while the client’s hand is on the Hand Cradle.  VSIs that generate a negative dR are deleted; those creating a positive dR are saved and are then output to the Hand Cradle sequentially over a period lasting thirty seconds to ten minutes, depending on operator preference.  During the output period EVOX plays easy-to-listen-to music into headphones worn by the client and the client is instructed to close his eyes and think about the topic of which he is speaking.  At the end of the output phase the computer resets for the next recording.  This cycle is called a round.  One client stated, “Over the course of a session (usually consisting of three to ten rounds) the customer will usually experience a shift in perception relative to the topic.”  This is Perception Reframing.  Perception Reframing can result in an improved golf game, a better relationship with a spouse or child, or the elimination of some self-sabotaging behavior.  This shift is not the result of “treating a condition.” Rather, it is simply expanding or reframing the way the topic is perceived by the customer.  Expanded perception creates an ability to exercise more choice.

The objective of EVOX and perception reframing is to identify the position of the Perception Index and then use VSIs for frequencies to facilitate a reframe or shift in perception.  This can be significant to the extent a person’s reality is created by his perception.  Filling in the biosurvey involves the process of stimulus (with the VSI) and response (expressed as a dR).  The EVOX expands that process by using the voice as a feedback loop in the process.  With EVOX, the Hand Cradle is used in the same way, but voice becomes the primary indicator of perception and the achievement of a subsequent shift or reframe of perception.

ZYTOLife.com

Our new website, www.ZYTOLife.com, is now the nexus for all ZYTO healthcare professionals and for those professionals and their clients for remote biosurvey scans.  Remote use of our technology over the internet has been available for the last several years under the name of “Virtual Clinic.”  Information contained on, or available through, our website is not a part of, and is not incorporated by reference into, this Quarterly Report.

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

Results of Operations

Three Months Ended June 30, 2011, compared to Three Months Ended June 30, 2010

	For the Three Months Ended
	June 30, 2011 (Unaudited)	June 30, 2010 (Unaudited)
Statement of Operations Data:
Revenues, net	$1,175,176	$1,025,672
Cost of sales	54,014	94,804
Gross profit	1,121,162	930,869
Total operating expenses	1,105,582	948,203
Other expense	(81,818)	(82,220)
Net loss	(66,238)	(99,555)
Net loss per share	(0.00)	0.00

Revenues

Total revenues for the three months ended June 30, 2011, were $1,175,176, compared to $1,025,672 for the three months ended June 30, 2010, reflecting an increase of $149,504, or 14.6 percent.

Healthcare Professional Product Line

Revenues generated through our Healthcare Professional product line for the three months ended June 30, 2011 were $685,470 compared to $636,869 for the three months ended June 30, 2010, reflecting an increase of $48,601 or 7.6 percent.  The primary factors contributing to the difference are an increase in revenues of our Elite product of $272,275. In January 2011, we replaced the Pro 4.0, which had sales during the three months ended June 30, 2010, of $293,775, with the Elite. Also, we had a decrease in sales of our Balance of $18,577, and an increase in Healthcare Professional subscriptions of $69,324. We also had an increase in our conference income of $57,132, resulting from an increase in exhibitors and attendees at our 2011 Annual Conference in April.

Compass Product Line

Revenues generated through our Compass product line for the three months ended June 30, 2011 were $315,038 compared to $388,804 for the three months ended June 30, 2010, reflecting a decrease of $73,766 or 19.0 percent.   The decrease in revenues generated through our Compass product line is attributable to a volume decrease in our Compass sales of $114,576, offset by an increase in our monthly subscription fees of $40,810.

Cost of Sales

Cost of sales for the three months ended June 30, 2011, were $54,014, compared to $94,804 for the three months ended June 30, 2010, reflecting a decrease of $40,790 or 43.0 percent.  This was primarily due to our no longer using a third party fulfillment center in 2011.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended June 30, 2011, were $631,977 compared to $484,500 for the three months ended June 30, 2010, reflecting an increase of $147,477 or 30.0 percent.    This increase was primarily due to an increase of sales representatives and account managers. Our account managers focus solely on post sale follow-up and successful software implementation.  They work directly with our customers to ensure they have implemented our technology and received adequate training.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2011, were $432,024 compared to $421,743 for the three months ended June 30, 2010, reflecting an increase of $10,281 or 2.4 percent.   Factors relating to the increase included expanding our office space in 2011, which resulted in recognizing an additional $15,000 in office rent expense for the three months ended June 30, 2011, compared to the three months ended June 30, 2010.  During the three months ended June 30, 2011, we amortized our proprietary software asset resulting in $25,346 of amortization expense. Also, we had significantly lower professional fees compared to June 30, 2010. This is primarily due to the additional professional fees we incurred during the three months ended June 30, 2010 related to the filing of our Form 10.

Net Income/Loss

Our net loss for the three months ended June 30, 2011, was $66,238 compared to a loss of $99,555 for the three months ended June 30, 2010.  The net loss for the three months ended June 30, 2011 is a direct result of the aforementioned expenses.

Six Months Ended June 30, 2011 compared to Six Months Ended June 30, 2010

	For the Six Months Ended
	June 30, 2011 (Unaudited)	June 30, 2010 (Unaudited)
Statement of Operations Data:
Revenues, net	$1,983,290	$1,910,831
Cost of sales	123,850	138,645
Gross profit	1,859,440	1,772,186
Total operating expenses	2,088,836	1,657,628
Other expense	(167,994)	(157,965)
Net loss	(397,390)	(43,407)
Net loss per share	(0.01)	0.00

Revenues

Total revenues for the six months ended June 30, 2011, were $1,983,290, compared to $1,910,831 for the six months ended June 30, 2010, reflecting an increase of $72,459, or 3.8 percent.

Healthcare Professional Product Line

Revenues generated through our Healthcare Professional product line for the six months ended June 30, 2011, were $1,020,089 compared to $1,153,402 for the six months ended June 30, 2010, reflecting a decrease of $133,313 or 1.1 percent.  The primary factors contributing to the decrease are a transition from our Pro 4.0 product to our Elite product in January 2011, which resulted in a decrease in revenues of $171,505.  Also, we had a decrease in sales of our Balance of $121,851, and an increase in Healthcare Professional subscriptions of $125,835. We also had an increase in our conference income of $57,132, resulting from an increase in exhibitors and attendees at our 2011 Annual Conference in April.

Compass Product Line

Revenues generated through our Compass product line for the six months ended June 30, 2011, were $846,147 compared to $757,429 for the six months ended June 30, 2010, reflecting an increase of $88,718 or 11.7 percent.   The increase in revenues generated through our Compass product line is primarily attributable to an increase in our Compass subscription revenues of $94,647, offset partially by a volume decrease in product sales.

Selling and Marketing Expenses

Selling and marketing expenses for the six months ended June 30, 2011, were $1,087,330, compared to $833,408 for the six months ended June 30, 2010, reflecting an increase of $253,922 or 30.5 percent.   This increase was primarily due to an increase of sales representatives and account managers. Our account managers focus solely on post sale follow-up and successful software implementation.  They work directly with our customers to ensure they have implemented our technology and received adequate training.

General and Administrative

General and administrative expenses for the six months ended June 30, 2011, were $921,528, compared to $747,638 for the six months ended June 30, 2010, reflecting an increase of $173,890, or 23.2 percent.  Factors relating to the increase included expanding our office space in 2011, which resulted in recognizing an additional $28,562 in office rent expense.  Also, during the six months ended June 30, 2011, we amortized our proprietary software asset resulting in $46,537 of amortization expense. In addition, we had an increase in our payroll expense compared to the same period in the prior year.

Other

Other expense for the six months ended June 30, 2011, was $167,994, compared to $157,965 for the six months ended June 30, 2010, reflecting an increase of $10,029 or 6.3 percent. This increase resulted from our executing an amended promissory note with Vaughn R Cook, our Chairman and CEO, on January 1, 2010, extending the maturity date on his original promissory note of $2,500,000 to December 31, 2012.  In exchange for the amended and restated terms, we increased the interest rate from 5 percent to 7 percent per annum and issued a warrant to purchase 1,750,000 shares of common stock at an exercise price of $0.04 per share.  The warrant was exercised on February 3, 2010, and valued at $375,547 using the Black-Scholes pricing model with the following assumptions:  risk free interest rate of 0.30 percent, dividend yield of 0.0 percent, volatility of 199 percent and an expected life of 1 year.  The warrant value of $375,547 is being recognized over the length of the amended promissory note.  Accordingly, we did not recognize interest expense associated with this warrant transaction in January 2010.

Net Income/Loss

Our net loss for the six months ended June 30, 2011 was $397,390, compared to a loss of $43,407 for the six months ended June 30, 2010.  The net loss for the six months ended June 30, 2011 is a direct result of the aforementioned expenses.

Liquidity and Capital Resources

Our sources of liquidity have historically been cash from operations, a working capital line of credit, and debt and equity financing.

As of June 30, 2011, we had cash and cash equivalents of $79,369, current liabilities of $1,375,031, and total current assets of $441,461, with our current liabilities exceeding current assets by $933,570.

Cash Flow

	For the Six Months Ended June 30,
Net cash provided by (used in):	2011	2010
Operating activities	$99,788	$167,673
Investing activities	(107,930)	(127,414)
Financing activities	48,151	(63,123)
Net increase (decrease) in cash	40,009	(22,864)

Operating activities:

Cash provided by operating activities was $99,788 during the six months ended June 30, 2011.  Cash provided by operating activities was $167,673 during the six months ended June 30, 2010.

Investing activities:

Cash used in investing activities was $107,930 during the six months ended June 30, 2011, which included $17,177 for property, plant, and equipment purchases, and $90,753 for capitalizing costs relating to significant enhancements and upgrades to our proprietary software.

Cash used in investing activities was $127,414 during the six months ended June 30, 2010, which included $67,851 for property, plant, and equipment purchases, $48,562 for capitalizing costs relating to significant enhancements and upgrades to our proprietary software and $11,301 for our long term investment.

Financing activities:

Cash provided by financing activities was $48,151 during the six months ended June 30, 2011, which included proceeds from related party notes payable of $50,000, and principal payments on notes payable of $1,849.

Cash used in financing activities was $63,123 during the six months ended June 30, 2010, which included principal payments on related party notes of $37,532, and principal payments on notes payable of $25,591.

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

Going concern

As of June 30, 2011 and December 31, 2010, we had an accumulated deficit of $8,083,675 and $7,686,285, respectively.

During the three months ended June 30, 2011 and 2010, we recognized a net loss of $66,238 and $99,555, respectively. For the six months ended June 30, 2011 and 2010 we recognized a net loss of $397,390 and $43,407, respectively.

As of June 30, 2011 and December 31, 2010 our current liabilities exceeded our current assets by $933,570 and $631,039, respectively.

These factors raise substantial doubt about our ability to continue as a going concern.  The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.  To increase revenue, we intend to focus on customer retention and expanding our customer base.

Technology

The 5.0 platform is the 2010-2011 update to ZYTO Technology.  It was released in phases.  The first product to be updated/released was EVOX 5.0.  The next product was a new version of the Balance called Balance 5.0.  This product was first shipped mid-July, 2010.  The Elite 5.0 is the upgrade and replacement for the LSA Pro 4.0 and was released in January 2011.  The Select 5.0 is the upgrade and replacement for the Balance 3.0 and was released in May 2011.  A new website, ZYTOLife.com was also released in May 2011.  ZYTOLife.com was first announced in 2008.  The 5.0 platform has taken over two years to develop, and many of the concepts included in it were formulated in 2008.

Our new website, www.ZYTOLife.com is now the nexus for all ZYTO healthcare professionals and for those professionals and their clients for remote biosurvey scans.  Remote use of our technology over the internet has been available for the last several years under the name of “Virtual Clinic.”  (Information contained on, or available through, our website is not a part of, and is not incorporated by reference into, this Quarterly Report.)

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

We capitalize all salaries and associated expenses relating to significant enhancements and upgrades to our proprietary software.  As of June 30, 2011, the total capitalized amount was $271,523, net of amortization. Accordingly, this amount is classified as Technology on our balance sheet and considered a critical accounting estimate due to the fact that certain updates relating to the 5.0 platform are still in the development phase.  Specifically, we have completed the entire planning stage of the 5.0 platform, and the Select 5.0 and have determined that the 5.0 platform and, most recently, the Select 5.0 have achieved technological feasibility.  We have not completed all the designing, coding or testing activities for the ZYTOLife.com that are required prior to release.   Technological feasibility will be established for ZYTOLife.com once we have completed the designing, coding and testing activities mentioned above and we conclude that software meets its design specifications including functions, features, and technical performance requirements.  We have only capitalized costs for those components that have achieved technological feasibility.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2011, there were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Code of Ethics

The Board of Directors of the Company has adopted a Code of Ethics for all of the Company's employees, officers and Directors.  Each officer and Director of the Company annually affirms that he has read the Company’s Code of Ethics and agrees to be bound thereby.

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

On June 15, 2010, we entered into an agreement with a public relations firm retained in 2009 and 2010 to provide public and financial communication services.  The agreement is for a period of twelve and one half months.  As compensation for services, we agreed to issue 1,200,000 shares of restricted common stock to the public relations firm. As of June 30, 2011, we had issued 1,100,000 shares of the 1,200,000 shares due under the contract, and mutually agreed to terminate the remainder of the contract. As part of our agreement, we issued 100,000 shares of restricted common stock during the quarter ended June 30, 2011.

In each of the transactions listed above, the shares of common stock were issued in private transactions without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.

Item 5.                    Other Information

As noted above, on July 8, 2011, the Board of Directors approved and adopted:

-	The 2011 Stock Incentive Plan;
-	A corporate Code of Business Conduct and Ethics; and
-	The ZYTO Corp Policy on Insider Trading and Compliance.

The 2011 Stock Incentive Plan, the Code of Ethics, and the Insider Trading Policy are discussed above on page 11, and copies of the Company’s 2011 Plan, the Code of Ethics, and the Insider Trading Policy are included as exhibits to this Quarterly Report.

Item 6.                     Exhibits

14	Code of Business Conduct and Ethics

31.01	Certification of Chief Executive Officer of ZYTO Corp, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of ZYTO Corp, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer of ZYTO Corp, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Financial Officer of ZYTO Corp, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	2011 Stock Incentive Plan

99.2	Policy on Insider Trading and Compliance

101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYTO CORP
(Registrant)

By	/s/ Vaughn R Cook
Chief Executive Officer
(Principal Executive Officer)

By	/s/ Brian E. Halladay
Chief Financial Officer (Principal Financial Officer)

Date:  August 15, 2011