Form 10-Q
period 2011-09-30
Zyto Corp
filed 2011-11-14
CIK 1406796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,857,543 shares of common stock, par value $0.0001 per share, as of November 14, 2011.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements

ZYTO CORP AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$53,780	$39,360
Accounts receivable, net of allowance for doubtful accounts
of $90,079 and $56,228, respectively	295,652	307,480
Prepaid expenses	20,554	24,873
Inventories	42,691	55,837
Other current assets	9,263	7,500
Total current assets	421,940	435,050

Property and Equipment, net of accumulated depreciation
of $242,446 and $186,376, respectively	148,861	182,526
Technology, net of accumulated amortization
of $75,558 and $0, respectively	296,321	227,306
Total assets	$867,122	$844,882

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$545,775	$474,100
Accrued expenses	164,517	99,604
Accrued interest related party	370,888	288,413
Line of credit	100,000	100,000
Short-term related party note payable	96,942	46,942
Deferred revenue	82,617	53,816
Current portion of capital leases	3,915	3,214
Total current liabilities	1,364,654	1,066,089

Warranty Reserve	8,476	8,476

Related Party Notes Payable	2,339,051	2,242,482

Capital leases, less current portion	11,049	13,695

Total liabilities	3,723,230	3,330,742

STOCKHOLDERS' DEFICIT
Common stock, par value $.0001 per share,
80,000,000 shares authorized and 34,857,543 and 34,932,543
shares issued and 34,857,543 and 34,332,543 outstanding
at September 30, 2011 and December 31, 2010, respectively	3,486	3,433
Additional paid-in capital	5,254,478	5,198,992
Subscriptions receivable	(2,000)	(2,000)
Accumulated deficit	(8,112,072)	(7,686,285)

Total stockholders' deficit	(2,856,108)	(2,485,860)

Total liabilities and stockholders' deficit	$867,122	$844,882

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYTO CORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues, net	$993,411	$1,052.266	$2,976,701	$2,963,098
Cost of Sales	53,326	93,546	177,176	232,192

Gross Profit	940,085	958,720	2,799,525	2,730,906

Operating Expenses:
Selling and marketing expenses	380,927	551,609	1,468,257	1,385,017
General and administrative expenses	451,768	375,389	1,373,296	1,123,027
Research and development expenses	40,749	19,262	120,727	95,844

Total operating expenses	873,444	946,260	2,962,280	2,603,888

Income (Loss) from operations	66,641	12,460	(162,755)	127,018

Other Income (Expense):
Other income	4,623	-	4,623	-
Contingency loss	(10,000)	-	(10,000)	-
Interest expense	(89,661)	(88,809)	(257,655)	(246,774)

Total other income (expense)	(95,038)	(88,809)	(263,032)	(246,774)

Net Loss	$(28,397)	$(76,349)	$(425,787)	$(119,756)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Basic and Diluted Weighted Average Shares Outstanding	34,857,543	34,932,543	34,742,433	33,669,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYTO CORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities:
Net Loss	$(425,787)	$(119,756)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	131,628	41,148
Amortization of debt discount	96,570	-
Contingency loss	10,000	-
Provision for bad debt	33,851	-
Stock based compensation	55,540	149,055
Changes in operating assets and liabilities:
Accounts receivable	(22,023)	(71,017)
Inventories	13,146	92,778
Prepaid expenses	4,319	(9,467)
Other current assets	(1,763)	1,843
Accounts payable	72,102	69,803
Accounts payable related party	(428)	3,486
Accrued expenses	54,913	47,654
Accrued interest related party	82,474	69,778
Deferred revenue	28,801	(10,080)

Net cash provided by operating activities	133,343	265,225

Cash Flows from Investing Activities:
Purchase of equipment	(22,405)	(98,000)
Capitalization of software development costs	(144,573)	(101,517)
Long term investment	-	(11,301)
Proceeds from related party notes receivable	-	800
Net cash used in investing activities	(166,978)	(210,018)

Cash Flows from Financing Activities:
Principal payments on related party notes	-	(42,671)
Proceeds from related party notes payable	50,000	-
Principal payments on notes payable	(1,945)	(35,791)
Proceeds from line of credit	-	50,000
Principal payments on line of credit	-	(50,000)

Net cash provided by (used in) financing activities	48,055	(78,462)

Net Increase (Decrease) in Cash and Cash Equivalents	14,420	(23,255)

Cash and Cash Equivalents, Beginning of Period	39,360	50,289

Cash and Cash Equivalents, End of Period	$53,780	$27,034

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$172,551	$91,157
Conversion of accrued interest for exercise of warrants	-	70,000
Conversion of debt to common stock	-	69,934

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYTO CORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Organization and Business Activity

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements of ZYTO Corp and subsidiary (the Company) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles. These accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Operating results for the three and nine months ended September 30, 2011, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2011, or any portion thereof.

Unless the context otherwise requires, all references to “we,” “us,” “our,” the “Company” and “ZYTO” are to ZYTO Corp and subsidiary.

Organization – Our Company consists of ZYTO Corp (a Delaware corporation, formerly known as Quiver Corporation (“Quiver”)) and its wholly owned subsidiary, ZYTO Technologies, Inc. (a Nevada corporation.)

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

ZYTO CORP AND SUBSIDIARY
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

Business Condition – As of September 30, 2011, and December 31, 2010, we had an accumulated deficit of $8,112,072 and $7,686,285, respectively.

During the three months ended September 30, 2011 and 2010, we recognized a net loss of $28,397 and $76,349, respectively. For the nine months ended September 30, 2011 and 2010, we recognized a net loss of $425,787 and $119,756, respectively.

As of September 30, 2011, and December 31, 2010, our current liabilities exceeded our current assets by $942,714 and $631,039, respectively.

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

Principles of Consolidation – The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, and its subsidiary in which the Company has a controlling financial interest. The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiary at September 30, 2011, and for the three and nine months ended September 30, 2011 and 2010, reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the consolidated financial position and results of operations for the periods presented. All significant intercompany transactions and accounts are eliminated in consolidation.

ZYTO CORP AND SUBSIDIARY
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

Accounts Receivable – Accounts receivable represent monies due to us for products sold and services rendered. We periodically review accounts receivable for amounts considered uncollectible. Accounts receivable are shown net of an allowance for doubtful accounts of $90,079 and $56,228 at September 30, 2011, and December 31, 2010, respectively.

Recent Accounting Pronouncements - In September 2011, the FASB issued ASU 2011-08, “Intangibles—Goodwill and Other (Topic 350)”. The amendments in this Update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The adoption of ASU 2011-08 did not have a material effect on the financial position, results of operations or cash flows of the Company.

ZYTO CORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3. Inventory

Inventory consisted of the following as of September 30, 2011, and December 31, 2010:

	September 30,	December 31,
	2011	2010
Raw Materials	$30,871	$36,192
Finished Goods	11,820	19,645
	$42,691	$55,837

Note 4. Property and Equipment

Property and equipment consisted of the following as of September 30, 2011, and December 31, 2010:

	September 30,	December 31,
	2011	2010
Computer equipment	$182,092	$173,952
Furniture and fixtures	98,966	93,164
Production equipment	62,681	61,185
Software	47,568	40,601
	391,307	368,902
Accumulated depreciation	(242,446)	(186,376)
	$148,861	$182,526

Depreciation expense for the three months ended September 30, 2011 and 2010 was $18,121 and $14,420, and was $56,070 and $41,148 for the nine months ended September 30, 2011 and 2010, respectively.

Note 5. Technology

At September 30, 2011, and December 31, 2010, intangible assets consisted of the capitalization of significant enhancements and upgrades to our proprietary software. Amortization expense related to these costs of $29,021 and $0 for the three months ended September 30, 2011 and 2010, respectively, are reported as a component of operating expenses. During the nine months ended September 30, 2011 and 2010, amortization expenses related to these costs were $75,558 and $0, respectively.

ZYTO CORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Amortization expense for the remaining lives of the intangible assets is estimated to be as follows:

For the three months ending December 31, 2011	$30,989
For the year ending December 31, 2012	123,960
For the year ending December 31, 2013	123,960
For the year ending December 31, 2014	17,412
$296,321

Note 6. Line of Credit

On December 14, 2010, we renegotiated and amended our existing line of credit with a financial institution. Under this revolving line of credit, as amended, we have $100,000 of available borrowings with a maturity date of December 5, 2011. As of September 30, 2011 and December 31, 2010, the amount drawn on the line totaled $100,000.  The interest rate to be applied to the unpaid principal balance during the term is 5.25% per annum.  Borrowings under the line were collateralized by a security interest in all of our assets. The line of credit is personally guaranteed by one of our principal officers.

Note 7. Related Party Notes Payable

On January 1, 2005, we issued a note payable to an officer for intellectual property and other related technologies.  Per the terms of the agreement, interest began to accrue at an effective interest rate of 5 percent as of January 1, 2007 and the note was scheduled to mature on December 31, 2009.  On January 1, 2010, we executed an amended and restated promissory note with the officer, extending the maturity date to December 31, 2012, and increasing the interest rate from 5 percent to 7 percent per annum.  In exchange for the amended and restated terms, we issued the officer a warrant for 1,750,000 shares of our common stock at an exercise price of $0.04 per share.  We recognized interest expense from the warrant of $44,110 and $44,108 for the three months ended September 30, 2011 and 2010, respectively. During the nine months ended September 30, 2011 and 2010 we recognized interest expense from the warrant of $130,892 and $130,411, respectively.

On January 28, 2011, we received $50,000 in exchange for a promissory note.  The 18-month note expires on June 28, 2012, bearing interest at 10% per annum. As part of the agreement we issued the lender 25,000 shares of common stock (see Note 9.) We will make interest-only payments until the maturity date, at which time the full principal amount is payable.

ZYTO CORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Related party notes payable consisted of the following as of September 30, 2011, and December 31, 2010:

	September 30,	December 31,
	2011	2010

Unsecured note payable to shareholder, interest at 5%,
principal and interest originally due December 31, 2009,
extended to December 31, 2012 with interest at 7%,
net of discount of $160,949 and $257,518, respectively	$2,339,051	$2,242,482

Unsecured note payable to InteMedica, LLC,
interest at 12%, monthly payments of $8,000 until paid	46,942	46,942

Unsecured note payable to shareholder, interest at 10% interest payments due monthly, principal due June, 28, 2012	50,000	-

Total related party notes payable	2,435,993	2,289,424

Less current portion	(96,942)	(46,942)

Long term portion	$2,339,051	$2,242,482
Note 8. Commitments and Contingencies

Operating Leases – The Company is obligated under certain non-cancelable operating leases for the rental of office space.  Total lease expense for the three months ended September 30, 2011 and 2010, was $45,578 and $31,429, respectively. Total lease expense for the nine months ended September 30, 2011 and 2010 was $127,301 and $84,591, respectively.

Effective February 2, 2011, we amended our lease agreement for office space. The amended agreement includes an additional 3,783 square feet of net rentable area, resulting in a total rentable area of 11,178 square feet. The lease expires February 28, 2014, with the amended rent commencing on March 1, 2011.

ZYTO CORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Future minimum lease payments under non-cancelable operating leases are as follows:

2011	$45,579
2012	186,871
2013	192,477
2014	32,236
Total minimum payments	$457,163

Note 9. Equity

On June 15, 2010, we entered into an agreement with a public relations firm retained in 2009 and 2010 to provide public and financial communication services.  The agreement was for a period of twelve and one half months.  As compensation for services, we agreed to issue 1,200,000 shares of restricted common stock to the public relations firm. As of September 30, 2011, we had issued 1,100,000 shares of the 1,200,000 shares due under the contract, and mutually agreed to terminate the remainder of the contract.  The shares are valued based on the fair value of the shares on the date they were released from escrow. The total value of shares issued for the three months ended September 30, 2011 and 2010 was $0 and $55,540, of which the entire amount was expensed. The total value of the shares issues for the nine months ended September 30, 2011 and 2010 was $55,540 and $149,055, respectively.

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

Note 10. Subsequent Event

Lawsuits - The Company was involved in four lawsuits in Orange County Superior Court for the State of California: (1) Orange County Superior Court Case No. 30-2010-00368271 (2) Orange County Superior Court Case No. 30-2010-00344946 (3) Orange County Superior Court Case 30-2009-00323131 and (4) Orange County Superior Court Case 30-2009-00329075.

In November 2011, the Company reached settlements in all four cases to resolve all matters related to the lawsuits against the Company. Under the terms of the settlement, without admitting fault or liability of any kind, the Company has agreed to pay a total of $10,000 to the plaintiffs. These individuals dismissed the lawsuits with no ability to reassert its claims against the Company. As a result, $10,000 for the settlements has been accrued by the Company as of September 30, 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Form 10-Q contains forward-looking statements.  All statements other than statements of historical facts are forward-looking statements, including any projections of milestones, royalties or other financial items, any statements of the plans and objectives of management for the future operations, any statements concerning research and development, proposed new products of licensing or collaborative arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing.  In some cases, forward looking statements can be identified by the use of terminology such as “believes,” “might,” “will,” “expects,” “plans,” “anticipates,” “forecasts,” “estimates,” “potential,” or “continue,” or the negative thereof, or other comparable terminology.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties. We expressly disclaim any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Recent Corporate Developments

On July 8, 2011, our Board of Directors adopted our 2011 Stock Incentive Plan (the "2011 Plan"). The purpose of the 2011 Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service. A total of 5,000,000 shares of common stock are available for issuance under the 2011 Plan. We intend to seek stockholder approval of the 2011 Plan at our annual shareholders’ meeting to be held on December 6, 2011.

Additionally, on July 8, 2011 the Board of Directors adopted and approved a corporate Code of Business Conduct and Ethics (the “Code of Ethics”) and the ZYTO Corp Policy on Insider Trading and Compliance (the “Insider Trading Policy”).

The Code of Ethics was adopted to codify and reduce to writing the Company’s commitment to the highest ethical standards and integrity in its business activities.  The Company expects this commitment to extend to its employees, officers, and directors at all levels, including its subsidiary.

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

Copies of the Company’s 2011 Plan, the Code of Ethics, and the Insider Trading Policy were filed previously as exhibits to the Quarterly Report for the quarter ended June 30, 2011.

On August 30, 2011, the Company received notice from the US Food and Drug Administration (the “FDA”) that our Premarket Notification (the “Notification”), submitted pursuant to Section 510(k) of the U.S. Food, Drug and Cosmetic Act (the “Act”) for the ZYTO Hand Cradle, had been approved.

Our Business Strategy

Our primary financial objective is to market our technology to both healthcare professionals and retail consumers.  We consider retail consumers to be non-healthcare professionals, including clients or patients who purchase and use our technology under the direction of their healthcare provider.  Financial objectives include collecting initial setup fees, and maintaining and collecting ongoing monthly subscription payments from those with whom we place our products.  Because these payments are nominal, our goal is to place a large number of software installations and to provide service and value that motivates our customers to continue making monthly subscription payments.  All of our products are internet-centric, meaning that our products are deployed over the internet, updated through the internet, and each month the user’s software license is renewed over the internet by syncing the products that they purchase from us with our secured server.  Software development and improvement is ongoing, and one of our most important functions.  As more powerful development tools are made available and as the internet becomes a more powerful vehicle for our products, we intend to capitalize on these improvements by improving our products with increased speed and power.

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

Marketing and sales are segregated into two distinct areas:  The Compass, and Healthcare Professional.

Compass

 The Compass is sold to distributors of health products who sell through direct sales or network marketing channels.  Before we create a Compass with a library of products (Virtual Stress Items or “VSIs”) for any direct sales or network marketing company, that company must meet two requirements: at least twenty products in their product offering, and at least 5,000 distributors.  Once an eligible company has been identified, we will obtain a sample of each of their products.  VSIs for each of these products are then created and organized into a library of biosurveys.  The Compass is then offered for sale for that company.

The Compass uses the biosurvey process in the same way as the professional only line of products but the final report provides much less detail.  The Compass is sold to a broader market having little or no medical background or licensure.  For this reason, the Compass report does not identify detail such as specific biomarkers or deviation ratio (“dR”) numbers.  It is also limited in its flexibility.  Compass operators are only allowed to alter the program by filtering its product library according to their physical product inventory.  If the inventory filter is used, the Compass biosurvey will only use the VSIs for products the operator indicates are part of their product inventory.

The Compass biosurvey first records the body’s response to a number of VSIs referred to as biomarkers.  These VSIs are representative of 75 anatomical components of the body.  The results of this part of the biosurvey are displayed graphically in what is called a “Stress Profile.”  VSIs that generated the most aggressive responses are plotted outside a range circle and are considered “out of range.”  Next, VSIs for a number of products are used to determine and rank their effect on coherence.   The product with the highest positive dR is then used as the stimulating VSI as each of the out-of-range biomarkers are rescanned.  The stress profile will indicate which biomarkers move into range.  If all biomarkers do not move into range, the VSI for the product with the next highest positive dR is used along with the first as the stimulating signal as the biomarkers are again rescanned.  This process is repeated, adding a new product each time, until the stress profile is resolved, i.e., until all biomarkers have moved into range.

The exercises involved with all of our products do not imply that “all your health issues will go away if you take these products.” However, management believes that these exercises provide information that is helpful when choosing what supplements to buy.

Elite

The Elite (an upgrade to the Limbic Stress Assessment (“LSA”) Pro) is sold only to healthcare professionals.  This product is the most versatile and capable product in the ZYTO lineup.  It gives the operator an extensive library of VSIs and the ability to add new VSIs to their library.  This proprietary process is the same as that of the Compass: the Elite creates a unique code, converts it to a frequency and that frequency is then linked to the physical item.  The software used in the linking process indicates when the link is complete.  The VSI is then available for the use in the biosurvey sequence.  The Elite also offers the ability to author  biosurveys and deploy them to other ZYTO systems, specifically the Select.  Additionally, the Elite is able to scan remotely over the internet.  Remote biosurveys are conducted over the internet with a client having a Hand Cradle connecting to a healthcare professional with ZYTO software in a remote location.  The connection is made over the internet.

Select; Balance

These products are designed to run a limited number of biosurveys.  These two products are similar to the Compass in this regard, but because they are sold only to healthcare professionals, their final reports are much more detailed and in-depth than those of the Compass.  These products can also scan remotely over the internet.

One of the biosurveys built into the Balance scans a number of VSIs relating to vertebrae, teeth, and acupuncture meridians, and the Balance draws the body’s response to these items in a graph called a Stress Profile.  The Balance then measures the body’s responses to the VSIs representative of various products.  VSIs for products that create the most positive shift in coherence are then used in a rescan of the stress profile.  As these product VSIs are introduced throughout the rescan process, the stress profile changes.  The change anticipates the physical benefit the client will receive when the supplements are taken, making the process a ‘simulation’ of actually taking the supplements.  The presentation of the data in the final report is both educational and motivating to the client.  The education comes in the form of describing the products whose VSIs created the most positive shift, and the motivation because the descriptions will often match what they know about their own health conditions or concerns.  The structure of the report is also motivating, making it simple for the client to understand the benefit that can be expected from the products shown.

The Select is the upgrade and replacement for the prior version of the Balance and was released in May 2011.  The Select comes with all the features of the Balance, and as of the date of this report, also included full access to products from more than 136 nutritional supplement suppliers, an expanded range of biosurveys, and self-directed scanning options.

EVOX

The EVOX is a perception reframing tool.  It comes with a Hand Cradle for the purpose of running biosurveys and is used with a headset that plugs into the computer. The EVOX measures the frequencies (energy) in the voice and uses that information to facilitate what is called perception reframing.                                                                               .

Information carried in the voice exceeds the words spoken.  For example, with a phone call from a stranger, in very few seconds you will likely know the caller’s gender, race, approximate age, general health, and what part of the world they lived in when they were young (by their accent).  All this non-articulated information is carried in the voice.  Non-articulated information varies with each topic.  In addition to age, gender, and the other items listed above, voice carries attitudes, memories, and beliefs. In short, voice reflects perception.

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

ZYTO.com

We have recently consolidated all web activity into our website www.ZYTO.com.  This was done in order to maximize traffic and increase search engine effectiveness.  ZYTO.com is now the nexus for all ZYTO healthcare professionals and for those professionals and their clients for remote biosurvey scans.  Remote use of our technology over the internet has been available for the last several years under the name of “Virtual Clinic.”  (Information contained on, or available through, our website is not a part of, and is not incorporated by reference into, this Quarterly Report.)

In addition to being the nexus between healthcare professionals and their clients as it relates to remote scans, ZYTO.com will have a “library” where healthcare professionals can share biosurveys and clinical applications using ZYTO technology.  A healthcare professional owning the Elite will be able to author a biosurvey and post that biosurvey for sale at ZYTO.com and other healthcare professionals will be able to benefit from their experience and knowledge.  The net effect is expected to be a more robust sharing of intellectual power and experience.

Results of Operations

Three Months Ended September 30, 2011, compared to Three Months Ended September, 2010

	For the Three Months Ended
	September 30, 2011 (Unaudited)	September 30, 2010 (Unaudited)
Statement of Operations Data:
Revenues, net	$993,411	$1,052,266
Cost of sales	53,326	93,546
Gross profit	940,085	958,720
Total operating expenses	873,444	946,260
Other expense	(95,038)	(88,809)
Net loss	(28,397)	(76,349)
Net loss per share	(0.00)	0.00

Revenues

Total revenues for the three months ended September 30, 2011, were $993,411, compared to $1,052,266 for the three months ended September 30, 2010, reflecting a decrease of $58,855, or 5.6 percent.

Healthcare Professional Product Line

Revenues generated through our Healthcare Professional product line for the three months ended September 30, 2011 were $524,922 compared to $671,571 for the three months ended September 30, 2010, reflecting a decrease of $146,649 or 21.8 percent.  The primary factors contributing to the difference are a decrease in revenues of our Elite product of $267,925. In January 2011, we replaced the Pro 4.0, which had sales during the three months ended September 30, 2010, of $527,350, with the Elite. We also had an increase in sales of our EVOX, Select, and Virtual Clinic products of $16,989 and $46,050, and $29,460, respectively.

Compass Product Line

Revenues generated through our Compass product line for the three months ended September 30, 2011, were $403,050 compared to $355,978 for the three months ended September 30, 2010, reflecting an increase of $47,072 or 13.2 percent.   The increase in revenues generated through our Compass product line is attributable to a volume increase in our Compass sales of $4,788, and by an increase in our monthly subscription fees of $41,296.

Cost of Sales

Cost of sales for the three months ended September 30, 2011, were $53,326, compared to $93,546 for the three months ended September 30, 2010, reflecting a decrease of $40,220, or 43.0 percent. This was primarily due to moving our inventory function in-house and cancelling our outside fulfillment center contract.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended September 30, 2011, were $380,927 compared to $551,609 for the three months ended September 30, 2010, reflecting a decrease of $170,682 or 30.9 percent.    This decrease was primarily attributable to a decrease in outside consulting costs, travel expenses, and commissions.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2011, were $451,768 compared to $375,389 for the three months ended September 30, 2010, reflecting an increase of $76,379 or 20.3 percent.   Factors relating to the increase included expanding our office space in 2011, which resulted in recognizing an additional $14,150 in office rent expense for the three months ended September 30, 2011, compared to the three months ended September 30, 2010.  During the three months ended September 30, 2011, we amortized our proprietary software asset resulting in $29,021 of amortization expense. Also, we had significantly lower professional fees compared to September 30, 2010. This is primarily due to the additional professional fees we incurred during the three months ended September 30, 2010, related to the filing of our Form 10.

Net Income/Loss

Our net loss for the three months ended September 30, 2011, was $28,397 compared to a loss of $76,349 for the three months ended September 30, 2010.  The net loss for the three months ended September 30, 2011, is a direct result of the reduction of the aforementioned expenses.

Nine Months Ended September 30, 2011 compared to Nine Months Ended September 30, 2010

	For the Nine Months Ended
	September 30, 2011 (Unaudited)	September 30, 2010 (Unaudited)
Statement of Operations Data:
Revenues, net	$2,976,701	$2,963,098
Cost of sales	177,176	232,192
Gross profit	2,799,525	2,730,906
Total operating expenses	2,962,280	2,603,888
Other expense	(263,032)	(246,774)
Net loss	(425,787)	(119,756)
Net loss per share	(0.01)	0.00

Revenues

Total revenues for the nine months ended September 30, 2011, were $2,976,701, compared to $2,963,098 for the nine months ended September 30, 2010, reflecting an increase of $13,603, or 0.5 percent.

Healthcare Professional Product Line

Revenues generated through our Healthcare Professional product line for the nine months ended September 30, 2011, were $1,545,012 compared to $1,564,067 for the nine months ended September 30, 2010, reflecting a decrease of $19,055 or 1.2 percent.  The primary factors contributing to the decrease are a transition from our Pro 4.0 product to our Elite product in January 2011, which resulted in a decrease in revenues of $379,803.  Also, we had an increase in our EVOX and Select sales of $230,874 and $80,575, respectively.

Compass Product Line

Revenues generated through our Compass product line for the nine months ended September 30, 2011, were $1,249,197 compared to $1,124,373 for the nine months ended September 30, 2010, reflecting an increase of $124,824 or 11.1 percent.   The increase in revenues generated through our Compass product line is primarily attributable to an increase in our Compass subscription revenues of $135,942, offset partially by a volume decrease in product sales.

Selling and Marketing Expenses

Selling and marketing expenses for the nine months ended September 30, 2011, were $1,468,257, compared to $1,385,017 for the nine months ended September 30, 2010, reflecting an increase of $83,240 or 6.0 percent.   This increase was primarily due to an increase of sales representatives and account managers. Our account managers focus solely on post sale follow-up and successful software implementation.  They work directly with our customers to ensure they have implemented our technology and received adequate training.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2011, were $1,373,296, compared to $1,123,027 for the nine months ended September 30, 2010, reflecting an increase of $250,269, or 22.3 percent.  Factors relating to the increase included expanding our office space in 2011, which resulted in recognizing an additional $42,711 in office rent expense.  Also, during the nine months ended September 30, 2011, we amortized our proprietary software asset resulting in $75,558 of amortization expense. During the nine months ended September 30, 2011, we wrote off an additional $31,253 compared to 2010.  In addition, we had an increase in our payroll expense compared to the same period in the prior year due to payroll increases and the addition of accounting and inventory personnel.

Other

Other expense for the nine months ended September 30, 2011, was $263,032, compared to $246,774 for the nine months ended September 30, 2010, reflecting an increase of $16,258 or 6.6 percent. This increase resulted from our executing an amended promissory note with Vaughn R Cook, our Chairman and CEO, on January 1, 2010, extending the maturity date on his original promissory note of $2,500,000 to December 31, 2012.  In exchange for the amended and restated terms, we increased the interest rate from 5 percent to 7 percent per annum and issued a warrant to purchase 1,750,000 shares of common stock at an exercise price of $0.04 per share.  The warrant was exercised on February 3, 2010, and valued at $375,547 using the Black-Scholes pricing model with the following assumptions:  risk free interest rate of 0.30 percent, dividend yield of 0.0 percent, volatility of 199 percent and an expected life of 1 year.  The warrant value of $375,547 is being recognized over the length of the amended promissory note.  Accordingly, we did not recognize interest expense associated with this warrant transaction in January 2010.

 Net Income/Loss

Our net loss for the nine months ended September 30, 2011, was $425,787, compared to a loss of $119,756 for the nine months ended September 30, 2010.  The net loss for the nine months ended September 30, 2011, is a direct result of the reduction of the aforementioned expenses.

Liquidity and Capital Resources

Our sources of liquidity have historically been cash from operations, a working capital line of credit, and debt and equity financing.

As of September 30, 2011, we had cash and cash equivalents of $53,780, current liabilities of $1,364,654, and total current assets of $421,940, with our current liabilities exceeding current assets by $942,714.

Cash Flow

	For the Nine Months Ended September 30,
Net cash provided by (used in):	2011	2010
Operating activities	$133,343	$265,225
Investing activities	(166,978)	(210,018)
Financing activities	48,055	(78,462)
Net increase (decrease) in cash	14,420	(23,255)

Operating activities:

Cash provided by operating activities was $133,343 during the nine months ended September 30, 2011.  Cash provided by operating activities was $265,225 during the nine months ended September 30, 2010. The primary factor relating to the decrease in net cash provided by operating activities was a decrease in net income of $306,031 during the nine months ended September 30, 2011. This was partially offset by increases in depreciation and amortization expenses of $90,480, amortization of debt discount of $96,570, and provision for bad debt of $33,851. We also had a decrease in the cash provided by inventory of $79,632.

Investing activities:

Cash used in investing activities was $166,978 during the nine months ended September 30, 2011, which included $22,405 for property, plant, and equipment purchases, and $144,573 for capitalizing costs relating to significant enhancements and upgrades to our proprietary software.

Cash used in investing activities was $210,018 during the nine months ended September 30, 2010, which included $98,000 for property, plant, and equipment purchases, $101,517 for capitalizing costs relating to significant enhancements and upgrades to our proprietary software and $11,301 for our long term investment.

Financing activities:

Cash provided by financing activities was $48,055 during the nine months ended September 30, 2011, which included proceeds from related party notes payable of $50,000, and principal payments on notes payable of $1,945.

Cash used in financing activities was $78,462 during the nine months ended September 30, 2010, which included principal payments on related party notes of $42,671, and principal payments on notes payable of $35,791.

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

Going concern

As of September 30, 2011 and December 31, 2010, we had an accumulated deficit of $8,112,072 and $7,686,285, respectively.

During the three months ended September 30, 2011 and 2010, we recognized a net loss of $28,397 and $76,349, respectively. For the nine months ended September 30, 2011 and 2010 we recognized a net loss of $425,787 and $119,756, respectively.

As of September 30, 2011 and December 31, 2010 our current liabilities exceeded our current assets by $942,714 and $631,039, respectively.

These factors raise substantial doubt about our ability to continue as a going concern.  The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.  To increase revenue, we intend to focus on customer retention and expanding our customer base.

Recent Accounting Pronouncements

In September 2011, the FASB issued ASU 2011-08, “Intangibles—Goodwill and Other (Topic 350)”. The amendments in this Update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The adoption of ASU 2011-08 did not have a material effect on the financial position, results of operations or cash flows of the Company.

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

We have recently consolidated all web activity into our website www.ZYTO.com.  This was done in order to maximize traffic and increase search engine effectiveness.  ZYTO.com is now the nexus for all ZYTO healthcare professionals and for those professionals and their clients for remote biosurvey scans.  Remote use of our technology over the internet has been available for the last several years under the name of “Virtual Clinic.”  (Information contained on, or available through, our website is not a part of, and is not incorporated by reference into, this Quarterly Report.)

In addition to being the nexus between healthcare professionals and their clients as it relates to remote scans, ZYTO.com will have a “library” where healthcare professionals can share biosurveys and clinical applications using ZYTO technology.  A healthcare professional owning the Elite will be able to author a biosurvey and post that biosurvey for sale at ZYTO.com, and other healthcare professionals will be able to benefit from their experience and knowledge.  The net effect is expected to be a more robust sharing of intellectual power and experience

We capitalize all salaries and associated expenses relating to significant enhancements and upgrades to our proprietary software.  As of September 30, 2011, the total capitalized amount was $296,321, net of amortization. Accordingly, this amount is classified as Technology on our balance sheet and considered a critical accounting estimate due to the fact that certain updates relating to the 5.0 platform are still in the development phase.  Specifically, we have completed the entire planning stage of the 5.0 platform, and the Select 5.0 and have determined that the 5.0 platform and, most recently, the Select 5.0 have achieved technological feasibility.   We have only capitalized costs for those components that have achieved technological feasibility.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2011, there were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 15, 2010, we entered into an agreement with a public relations firm retained in 2009 and 2010 to provide public and financial communication services.  The agreement was for a period of twelve and one half months.  As compensation for services, we agreed to issue 1,200,000 shares of restricted common stock to the public relations firm. As of September 30, 2011, we had issued 1,100,000 shares of the 1,200,000 shares due under the contract, and mutually agreed to terminate the remainder of the contract

In each of the transactions listed above, the shares of common stock were issued in private transactions without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.

Item 5.  Other Information

As noted above, on July 8, 2011, the Board of Directors approved and adopted:

-	The 2011 Stock Incentive Plan;

-	A corporate Code of Business Conduct and Ethics; and

-	The ZYTO Corp Policy on Insider Trading and Compliance.

The 2011 Stock Incentive Plan, the Code of Ethics, and the Insider Trading Policy are discussed above on page 11, and copies of the Company’s 2011 Plan, the Code of Ethics, and the Insider Trading Policy were filed previously as exhibits to the Quarterly Report for the quarter ended June 30, 2011.

Item 6.	Exhibits

31.01	Certification of Chief Executive Officer of ZYTO Corp, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of ZYTO Corp, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer of ZYTO Corp, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer of ZYTO Corp, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.Ins	XBRL Instance
101.Sch	XBRL Schema
101 Cal	XBRL Calculation
101.Def	XBRL Definition
101.Lab	XBRL Label
101.Pre	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYTO CORP
(Registrant)

By	/s/ Vaughn R Cook
Chief Executive Officer
(Principal Executive Officer)

By	/s/ Brian E. Halladay
Chief Financial Officer (Principal Financial Officer)

Date:  November 14, 2011