Form 10-K
period 2011-12-31
Zyto Corp
filed 2012-03-30
CIK 1406796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes  [  ] No

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-Accelerated filer	[ ]	Smaller reporting company	[X]
                                                                     (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.)  [  ] Yes [X] No

The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,301,416 based on the closing market price of the common stock on such date as reported by the OTC Bulletin Board.

The number of shares of the registrant’s Common Stock outstanding as of March 26, 2012, was 34,857,543.

ZYTO CORP
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2011

PART I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains statements that we believe are, or may be considered to be, “forward-looking statements.”  All statements, other than statements of historical fact, included in this Form 10-K regarding the prospects of our industry or our prospects, plans, financial position or business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negative of these terms or variations of them or similar terms. Furthermore, forward-looking statements may be included in various filings that we make with the Securities and Exchange Commission (the “SEC”) or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those discussed in the section entitled “Risk Factors.” Readers are cautioned not to place undue reliance on any forward-looking statements contained in this Form 10-K, which reflect management’s opinions only as of the date hereof. Except as required by law, we expressly disclaim any obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Form 10-K.

Unless otherwise indicated, the terms “ZYTO,” “our company,” “our,” “we,” “us” and similar language refer to ZYTO Corp, a Delaware corporation, and our consolidated subsidiaries and their predecessors.

PART I

ITEM 1.          BUSINESS

Business Overview

ZYTO is a Delaware corporation, formerly known as Quiver Corporation.  We have one wholly owned subsidiary, ZYTO Technologies, Inc., a Nevada corporation.  We are governed by a Board of Directors and managed under the leadership of Dr. Vaughn R Cook, CEO; Kami J. Howard, President and COO; and Brian E. Halladay, CFO.  Dr. Cook, Ms. Howard, and Mr. Halladay are the only three officers of the Company.   As of the date of this Report, we employed over thirty employees.  These employees are divided into specific “work groups,” depending on their primary job responsibilities.  These groups include accounting, software development, sales to healthcare professionals, sales to direct marketers, customer service, and marketing.  Each of these groups is headed by a manager who oversees the day-to-day operation for his or her group.

Our operations consist of the manufacturing and distribution of “biocommunication” devices and software designed to facilitate communication between computers and the human body. Biocommunication is accomplished by providing a direct connection between a computer and a living organism (i.e., humans or animals), which facilitates observing and recording shifts in coherence of energy patterns measured by our Hand Cradle device, and perception reframing.   Coherence is defined as two or more things existing without conflict or interference.  Perception reframing is a technique that opens a person to a different way of seeing a circumstance, opportunity, problem, or relationship.  Both of these applications involve concepts that are natural outgrowths of the field of complementary and alternative medicine. Complementary and Alternative Medicine (“CAM”) is a diverse group of medical and health care systems, practices, and products that are not generally associated with medicine and medical practices common to western hospitals.  These include, but are not limited to, acupuncture, homeopathy, chiropractic, massage, naturopathic medicine, and the use of herbs and nutritional supplements.  With many CAM modalities becoming more accepted in allopathic medicine (acupuncture, for example), the line between CAM and ‘mainstream’ medicine has become increasingly thin.

Our primary market at the present time includes healthcare professionals within this field of medicine.  Such healthcare professionals are individuals with specific training in healthcare and wellness.  Generally, they hold degrees from schools that qualify them for licensure by State or local licensing boards who oversee the quality and delivery of healthcare to the general public.  For example, acupuncture practitioners are licensed in many states; chiropractic physicians are licensed by state licensing boards, and naturopathic doctors are licensed in many states.

Healthcare professionals who use and find success with our technology are generally those who have experience with and use some form of CAM in their practices.  This may include nutritional supplements, herbs, homeopathy, chiropractic, or some form of energy medicine like acupuncture, massage, or reiki.

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

As of the date of this Report, we were in the process of adding to our Internet offering to increase the contact we have with our customers and to take us even more directly into the business of Internet transactions.  This new offering will facilitate the exchange of knowledge and experience among members of the ZYTO community.  Our expectation is that healthcare professionals who purchase our products will enhance each other’s clinical effectiveness through this sharing of information.

Additionally, this new offering (accessible to our customers through www.ZYTO.com) will be the nexus for healthcare professionals using our technology with their clients.  All ZYTO applications that are sold exclusively to healthcare professionals have the ability to be used remotely over the Internet.  This allows a healthcare professional to “stay in touch” with his or her clients, even if the client is located a great distance from the healthcare professional’s clinic.

Customer service is a critical element in our operation and in our ongoing success.  This service takes the form of technical support (e.g., helping customers with software and hardware), and proactive implementation (i.e., contacting new customers to make sure they successfully implement our products).  As of the date of this Report, all of our products are designed to generate revenue for our customers, and should be a profit center for each customer, when properly used.   We believe that assisting each customer through superior customer service is a critical component to our overall business model, because customers who make money with our equipment are more likely to continue their monthly subscription payments.

Additionally, training and education are also critical.  There are two categories of skill required to operate ZYTO technology:

a.
Technical – This includes an understanding of, and the ability to operate, a computer and our software.   ZYTO software is user-friendly and intuitive.  Training for software operation is provided online with manuals and videos.  Further training is provided with webinars and over the phone one-on-one with our Account Managers as the need arises.

b.
Clinical (only required for our Healthcare Professional line of products) – This includes implementation of our technology in a clinical setting and the understanding and interpretation of data gathered with the biosurvey, as discussed more fully below.  The clinical skills required for our Healthcare Professional line of products are more complex than the technical skills required.  However, we reduce any barrier this may cause by requiring training before the sale.  This training (in the case of Healthcare Professionals-only technology) is the training a person has in order to be considered generally a “healthcare professional.”  A background in anatomy, biology, psychology, and various healthcare modalities generally gives the user a proper foundation to build on.  We provide clinical training online with videos and manuals.  We also provide clinical training with live and recorded webinars, regional live trainings held periodically throughout the year, and a multi-day annual conference.  We also have Trainers who proactively contact customers to address individual needs to ensure successful implementation after the sale as described above.

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

Our recently released ZYTO 5.0 platform accommodates the effective translation of ZYTO products into different languages.  Our customer service representatives include representatives who are fluent in English, French, and Spanish. As of the date of this Report, we operate only in the United States. However, our sales channels include the United States, Canada, Latin America, China, South Africa, Australia, and Europe. As of the date of this report, we have certain products in English, Spanish, German, Hungarian, Norwegian, Turkish, Polish, Mandarin, Russian, and Portuguese.   We anticipate further global expansion.

Our strategy for global expansion is to manage all products from the United States, with our development team being primarily located in the State of Utah.  In most instances, we anticipate that all sales will be initiated on the Internet and completed in the United States. This will simplify issues related to the transactions, such as the ease of the laws governing transactions and the cross-border transfer of payments.

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

Subsidiary

As noted above, ZYTO as of the date of this Report owns all of the authorized, issued and outstanding shares of capital stock of ZYTO Technologies, Inc.

Products and Services

ZYTO Technology

ZYTO technology is based on the dynamic nature of the body and its ability to respond to subtle stimuli.  We are particularly interested in the energetic aspects of anatomy.  In traditional Chinese Medicine (“TCM”), this energy is referred to as “chi.”

In the 1930s, a French acupuncturist began experimenting with the electrical properties of skin and discovered that acupuncture points are more electrically conductive than surrounding tissue.  In the early 1950s, his research was built upon by German physician, Reinholdt Voll, MD.  Voll collaborated in the design and development of a measurement device called a Dermatron.  The Dermatron measured, by means of a stylus that was manually applied to an acupuncture point, the electrical potential of the skin.  He discovered that the energetic characteristics were reflective of the health or condition of the organ or body system associated with each acupuncture point.

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

In 1985, Dr. Cook was introduced to Roy Curtin, PhD, President and Owner of Esion, and in 1986 he went to work for Esion.  During Dr. Cook’s tenure there he worked in sales and training and became familiar with every aspect of the business and Esion’s technology, including the Interro.  In 1988, Dr. Cook left Esion and started a company named Digital Health Corp. (“Digital Health”).  There, Dr. Cook developed a new computerized EAV system he named “Omega AcuBase.”  This system was the first of its kind to be registered with the U.S. Food and Drug Administration (the “FDA”).  In 1997, Dr. Cook sold this technology to BioMeridian Corporation (“BioMeridian”).  For a short time thereafter, Dr. Cook worked for BioMeridian in sales, training, and eventually as its President.  In 1998, Dr. Cook left BioMeridian, focusing his efforts on Digital Health’s business, including training and technology that was non-competitive with BioMeridian.

In 2001 Dr. Cook independently began development of what is now ZYTO technology and began selling it in late 2004 through Digital Health.   At the end of 2004, Dr. Cook organized ZYTO NV and transferred this technology to ZYTO NV.  This technology included certain intellectual property consisting of the right granted by Dr. Cook to develop the Hand Cradle and Tower, the initial software package, and the methods of programming computerized stimuli called “Virtual Stimulus Items” or “VSI,” as discussed in more depth below. Since ZYTO’s organization, under the direction of Dr. Cook, we have continuously pursued product enhancement and further development.  During the intervening years, we have released three new versions of the software and developed market specific applications, such as our Compass device (discussed below under ZYTO Technology Systems).  We have also redesigned hardware, including the Hand Cradle.  The new design is powered through a USB port and has a cleaner, sleeker look.

During the last 25 years, Dr. Cook has been involved in the development and sale of technology, and during many of those years was also actively involved in clinical practice as the owner of Utah Acupuncture Clinic, and Meridian Health Center in Salt Lake City, Utah.  This clinical experience has strongly influenced the technology Dr. Cook has developed, including ZYTO’s current products.

Although Dr. Cook’s background is focused on EAV, ZYTO technology is not EAV.  It is, however, similar to EAV because it involves the measurement of energetic changes of the skin, but its measurement pathways are not acupuncture points.  Another difference is the hardware interface to the body.  EAV uses a stylus, manually applied, whereas ZYTO technology uses a Hand Cradle on which the subject places his or her hand, where it receives the stimulus discussed above.

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

As a point of clarification, VSIs are linked to specific items, including drugs, nutritional supplements, etc.  The linking process is confidential and proprietary to ZYTO.  Maintaining such a proprietary and confidential status provides a tremendous trade value to ZYTO.  Accordingly, we have not disclosed the particulars of the linking process in this Form 10-K, or in any other publicly released document.  What can be disclosed, however, is that the software used in the linking process indicates when the link is complete.

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

When a biosurvey is initiated, the computer first queries the Hand Cradle to see if it is properly connected with a hand resting on it.  The computer then samples the digital data coming from the hand.  This sampling period lasts for a few seconds, allowing the hand to acclimate to the Hand Cradle.  Next, the Hand Cradle will take a baseline sampling, measuring electrical resistance (or conductance) of the skin at all contact points.  Subtle changes in electrical resistance at each point are then analyzed using a proprietary algorithm to determine a coherent state.   That data is then transmitted to the computer.  The computer then sends a VSI signal to the Hand Cradle.  This signal creates a rapid burst of data, sometimes referred to as a ‘ping.’  The Hand Cradle then takes a second, or response, reading measuring electrical characteristics of the skin at all contact points and transfers that data to the computer.  The computer then analyzes the baseline against the response and correlates it with the VSI signal.   The variance between the baseline and the response are expressed numerically as a “deviation Ratio” or a “dR.” If the response pattern is more coherent than the baseline, the dR will be positive; if the response is less coherent the dR will be negative.  If the coherence of the response is the same as the baseline the dR will be zero.  Additionally, the computer will determine variance in coherence and will assign a number, the greater the number the more or less coherent the response.

The objective of the stimulus-response exercise, called a biosurvey, is to determine the shift the selected VSI or VSIs create in coherence as measured at the contact points on the hand.   The biosurvey sequence involves a base line measurement, the introduction of the VSI, and a response measurement.  If the energetic position (referred to as “energetic posture”) of the response, measured by the Hand Cradle, differs from the baseline then the VSI is assumed to have influenced that shift.   The only input from the operator is the selection of the biosurvey or the VSIs to use in the biosurvey.

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

For clarity, we have included the following example, which demonstrates how biosurveys are used clinically:  A healthcare professional consults with a client who suffers from a particular ailment for which the healthcare professional may choose one of a number of drugs to treat.  The healthcare professional then organizes, or creates a biosurvey containing VSIs for all appropriate drug choices.  That biosurvey is then run while the client has his or her hand on the Hand Cradle.  The client’s responses to the items in the biosurvey will be ranked and shown in the final report.  The healthcare professional then takes this data into account when making his prescriptive choice, giving greater consideration to items (drugs) for which the client shows the most positive shift in coherence; the biosurvey allows the healthcare professional to individualize therapy for his clients.

The operator (healthcare professional) decides which biosurvey to use, or which sets of drugs to include in the biosurvey.  One distinct advantage of our technology is the speed at which it operates, allowing the operator to consider a wider variety of choices.  All choices included in a biosurvey will be ranked against the entire list.

There are equivalent methods for making this type of determination.  The most common would be clinical judgment based on experience.  For example, a healthcare professional might select a certain drug based on the observed response from other patients over time.  Another method is clinical trial:  “Let’s use this and see what happens.”  Our technology gives our customers the advantage of observing potential effects quickly.  Even though our technology is not diagnostic, it is informational, and that additional information is clinically helpful.

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

Notwithstanding the assistance that biosurveys can provide to healthcare professionals, biosurveys are not diagnostic; they are simply data-gathering exercises for the purpose of providing more detail upon which to base a decision. For this reason, we term our technology as “Decision Support Technology.”  For example, a biosurvey containing a number of VSIs for allergens can be used with the objective of narrowing the field.  Observing shifts in coherence can help the healthcare professional focus attention on items that may be reactive.  This information can save time, money, and morbidity. Data collected through the biosurvey process can relate to any aspect of clinical care; looking for sources of physical aggravation, choosing appropriate nutritional supplements or drugs, or choosing among various clinical therapies.

Another reason our technology is not considered diagnostic is because it does not measure any system of the body.  The electrical characteristics of the skin are not a “body system.”  An example of a body system would be the digestive system.  Our technology does not measure “body systems.”  Even though galvanic skin response (“GSR”) is controlled by the sympathetic side of the autonomic nervous system, the changes in electrical characteristics of the skin can be appropriately compared to reactions of the eye to elements such as light, or fluctuations in respiration rates due to physical stress.  These reactions are also controlled by the sympathetic side of the autonomic nervous system, and measuring any of these reactions does not constitute the evaluation of a body system, including the nervous system.

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

FDA Approval and Regulation

In May 2011, we filed a Section 510(k) Premarket Notification submission with the United States Food and Drug Administration (“FDA”) and on August 30, 2011, the FDA issued its determination that the Hand Cradle is substantially equivalent to other galvanic skin response devices and cleared it for commercial distribution as such.

Grant of Process Patent

On January 17, 2012, we received confirmation from the United States Patent and Trademark Office that our patent application for “Methods and Devices for Analyzing and Comparing Physiological Parameter Measurements” had been issued, and given Patent No. 8,099,159.  As noted in the application for the Patent filed with the United States Patent and Trademark Office, the invention encompasses the methods and devices that can non-invasively monitor physiological parameters of multiple contact points before and after a stimulus is applied to a subject and compare the measured parameters to determine whether the physiological state of the subject is favorable or unfavorable.

ZYTO Products

We offer two primary hardware components: the Hand Cradle and the Tower.  The Hand Cradle is the primary interface between a person and a computer.  It is designed to accommodate a hand resting on the cradle.  There are six contact points on top of the Hand Cradle, one for the palm and one for each of the five fingers. Although it is most commonly used to interface with the hand, the cradle can be used anywhere on the body where skin contact can be made, such as the stomach or thigh.

The Hand Cradle is powered through a USB port that is plugged into the computer being used to run the associated software.  There are redundant isolation circuits in the Hand Cradle to eliminate the risk of electrical shock.

Additionally the Hand Cradle has a data processor inside that directs the output from the computer and the response from each of the contact points.

The Hand Cradle converts the analog signal from the body to digital data and transmits it to the computer software where it is then analyzed and ranked using a proprietary algorithm.  This algorithm is used to determine or score the body’s response.  The ranking is a simple ranking based on those scores.

The Tower is sold only with the Elite product, which is described in more detail below.  It is used as part of the proprietary process of creating the VSI.  The Tower is primarily an array of antennae used to transmit VSI data at the appropriate time.  The reason it is only sold with the Elite is because this is the only product with the capability of creating a VSI.

We do not believe that there are any adverse health or environmental safety concerns with respect to our devices.

Testing and Applicable Regulations

Two tests of the Tower and Hand Cradle were conducted by an independent third party testing laboratory in California on December 1, 2009, and December 1, 2010, for compliance to various standards.  The results of these tests are that the Hand Cradle and Tower meet all the requirements of the European Standards EN55011: Class B (Limits and methods of measurement of radio interference characteristics of Industrial, Scientific and Medical Equipment). They also meet FCC part 15 Class B limit requirements based on EN55011 test data. Also EUT meets all of the requirements of the FCC Part 15B. The reports from these tests also comply with EN60601-1-2: Medical Equipments Part 1: General Requirements for Safety, Part 2: Collateral Standard: Electromagnetic Compatibility requirements and Test-Immunity characteristics- limit and methods of measurements for Immunity- Product Specific Standard.

The Tower and the Hand Cradle also meet all of the requirements of the European Standards EN55022: 2006 Class B (Limits and methods of measurement of radio interference characteristics of Information Technology Equipment) and EN55024: 2003 (Information Technology equipment – Immunity Characteristics – Limit and methods of measurement).

FCC Part 15B is the FCC regulation with which we must be compliant.  The Federal Code of Regulation (CFR) FCC Part 15 is a testing standard for electronic equipment that covers the regulations under which an intentional, unintentional, or incidental radiator can be operated without an individual license.

Suppliers

Approximately 83% of all inventory is purchased from two suppliers.

We do not have written supply agreements with these vendors.  Inventory is purchased on an ‘as needed’ basis.

ZYTO Technology Systems

Our technology is designed to be used in a ‘fee for services’ environment.  Even the Compass is designed to facilitate the sale of health products, whether the healthcare professional charges the client for the biosurvey or not.  In every instance, a significant measure of our customer’s success is the financial benefit our technology provides them.  Proper use of our products by our customers will include the ability to explain the technology, proper placement, and operation of the technology and devices, and billing practices.

Elite

The Elite (an upgrade to our previous product, the LSA Pro) is sold only to healthcare professionals.  This product is the most versatile and capable product in the ZYTO lineup.  It gives operators an extensive library of VSIs and the ability to add new VSIs to their library.  This proprietary process is the same as explained above; the Elite creates a unique code, converts it to a frequency and that frequency is then linked to the physical item.  The software used in the linking process indicates when the link is complete.  The VSI is then available for the use in the biosurvey sequence.  The Elite also has the ability to author its own biosurveys and to deploy them to other ZYTO systems, specifically the Select.  Additionally, the Elite is able to scan remotely over the Internet.  Remote biosurveys are conducted over the Internet with a client having a Hand Cradle connecting to a healthcare professional with ZYTO software in a distant location.  The connection is made over the Internet.

Select; Balance

The Select was released in May 2011 and is an upgrade and replacement for the prior version of the Balance 3.0.  The Select includes full access to products from more than 136 nutritional supplement suppliers and an unlimited range of biosurveys.

The Balance 5.0 was released in June 2010 and includes the product library of only one nutriceutical product company.  Companies whose products are included are referred to as SMPs for Strategic Marketing Partners.  We cooperate in some marketing efforts with these companies as a way to reach a broader audience and as a way to serve their customers better.

One of the biosurveys built into the Balance (also available in the Select and the Elite) scans a number of VSIs for vertebrae, teeth, organs, and acupuncture meridians, and then draws the body’s response to these items in a graph called a Stress Profile.  The Balance then measures the body’s responses to the VSIs for various nutriceutical products.  VSIs for products that create a positive response are then used in a rescan of the stress profile.

As these product VSIs are introduced throughout the rescan process, the stress profile typically changes.  The change anticipates the physical benefit the client will receive when the supplements are taken, making the process a ‘simulation’ of actually taking the supplements.

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

The Select and the Balance are both capable of remote scanning over the Internet.

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

The Compass operates similarly to the ‘Healthcare Professional only’ products.  The difference is the presentation of the data in the final report and the VSIs available for inclusion in the biosurvey.  The Compass uses the biosurvey process in the same way as the professional-only line of products but the final report provides much less detail.  The Compass is sold to ‘non-professionals’ who may not have any medical background or licensure.  For this reason, the Compass report does not identify detail such as specific biomarkers or dR numbers.  It is also limited in its flexibility.  Compass operators are only allowed to alter the program by filtering its product library according to their physical product inventory.  If the inventory filter is used, the Compass biosurvey will only use the VSIs for products the operator indicates are part of his/her product inventory.

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

To run a biosurvey on an animal, the Hand Cradle will be placed against the skin of the animal.  Locations that accommodate the Hand Cradle are usually the belly or inner thigh, areas where hair or fur does not interfere.  As the Hand Cradle is not designed specifically for this purpose, animal scanning is limited to those large enough to accommodate it.  We have under development a new alternative to the Hand Cradle that will make animal biosurveys much easier and more convenient.

There are no laws prohibiting someone from running a biosurvey on an animal.  The process is not painful and does not compromise the animal in any way.

EVOX

The EVOX is a perception reframing tool.  It comes with a Hand Cradle for the purpose of running biosurveys and is used with a headset that plugs into the computer.  The EVOX measures the frequencies (energy) in the voice and uses that information to facilitate what is called perception reframing.

Information carried in the voice exceeds the words spoken.  For example, with a phone call from a stranger, in very few seconds you will likely know the caller’s gender, race, approximate age, general health, and what part of the world they lived in when they were young (their accent).  All this non-articulated information is carried in the voice.  Non-articulated information varies with each topic.  In addition to age, gender, and other information, voice carries attitudes, memories, and beliefs.  In short, voice carries perception.

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

The EVOX process begins with a short recording, with the client speaking about a specific topic for about ten to fifteen seconds.  EVOX uses the microphone and the computer’s sound card to record the frequencies in the voice, referred to as voice energy.  Those frequencies are plotted into a graph called a Perception Index.  The Perception Index is then analyzed by the computer and ‘holes or gaps’ (frequencies that are absent) in the frequency pattern are used to determine various frequency VSIs that could be used in the reframe process.  The computer-determined VSIs are then placed into a biosurvey which runs while the client’s hand is on the Hand Cradle.  VSIs that generate a negative dR are deleted; those creating a positive dR are saved and are then output to the Hand Cradle sequentially over a period lasting thirty seconds to ten minutes, depending on operator preference.  During the output period EVOX plays easy-to-listen-to music into headphones worn by the client and the client is instructed to close his eyes and think about the topic of which he is speaking.  At the end of the output phase the computer resets for the next recording.  This cycle is called a round.  Over the course of a session (usually consisting of three to ten rounds), the client will usually experience a shift in perception relative to the topic.  This is Perception Reframing.  Perception Reframing can result in an improved golf game, a better relationship with a spouse or child, or the elimination of some self-sabotaging behavior.  This shift is not the result of ‘treating a condition.’ Rather, it is simply expanding or reframing the way the topic is perceived by the client.  Expanded perception creates an ability to exercise more choice.

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

ZYTO.com

We anticipate that our website, www.ZYTO.com, will become the nexus for all ZYTO healthcare professionals and for those professionals and their clients as this will become the portal for all remote biosurvey scans.  Remote use of our technology over the Internet is as of the date of this Report available and has been for the last several years under the name of “Virtual Clinic.”  As noted above, information contained on, or available through, our website is not a part of, and is not incorporated by reference into, this Annual Report.

In addition to being the nexus between healthcare professionals and their clients as it relates to remote scans, ZYTO.com will have a ‘Store’ where healthcare professionals can share biosurveys and clinical applications using ZYTO technology.  A healthcare professional owning the Elite will be able to author a biosurvey and post that biosurvey for sale at ‘The Store,’ and other healthcare professionals will be able to benefit from their experience and knowledge.  The net effect is expected to be a more robust sharing of intellectual power and experience.

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

Our three executive officers, Dr. Vaughn R Cook, CEO; Kami J. Howard, President and COO; and Brian E. Halladay, CFO, oversee all of our operations.  We have approximately thirty employees, so the primary management interface is handled through regular meetings.

Marketing and Sales

Marketing and sales are segregated into two distinct areas: Compass and Healthcare Professional.

The Compass is sold to distributors of health products.  These distributors typically sell products through direct sales or network marketing channels.  As a rule, we will only create a Compass when a distribution company offers more than twenty health products, and only if that company has more than five thousand distributors.  Once an eligible company has been identified, we obtain a sample of each of their products.  VSIs for each of these products is then created and organized into a library of biosurveys.  The Compass is then offered for sale.  As of the date of this Report we have Compasses for 17 companies.  There are no health product distribution companies that endorse the Compass directly as a tool to help their distributors sell product.  The primary reason for this is liability.  Health product manufacturers and distributors are required to limit their health claims to what is printed on the label.  To someone who does not understand how the Compass works, it may be easy to falsely assume a claim is being implied that a positive shift in coherence for a particular health product means that product will ‘fix’ something that is wrong with the customer.  If this false assumption was supported by the manufacturer, or if their endorsement of the Compass is perceived as supporting this false assumption, it may imply an expansion of claims other than those on the product label.

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

Healthcare Professional Products include the Elite, Select, Balance, and EVOX.  Sales of these products are made using internal sales representatives.  Internal sales representatives receive a base salary and commission bonuses based on total sales.

Referral Program

 As a means of generating business for the Healthcare Professional Products, we have created a Strategic Marketing Partner Program (hereinafter, the “SMP Program”).  As of the date of this Report there are three companies that participate in the SMP Program: Biotics Research Corporation, Nutri-West, and Premier Research Labs (collective, the “SMP Companies”).   The SMP Program was formed with the objective of creating more business for each party.  Each SMP desires to have us customize certain technology applications with the intent of adding value specifically for their benefit and to help their affiliated health professionals sell more SMP nutriceutical products to customers and patients.  We desire to have the SMP provide additional marketing cooperation by including our customized technology products in certain advertising, seminars, and other marketing sales efforts.  It is the intent of both parties to work cooperatively to use our technology to help serve the SMP’s customers and their affiliated health professional’s customers and clients more effectively.

For each SMP company, we create a Balance.  The Balance is designed to be used in a health clinic to identify SMP Company products for which clients show a positive shift in coherence.  This, along with other information provided by the Balance, such as the Stress Profile, assists healthcare professionals in making better nutritional supplement recommendations to their clients, and provides their clients with the motivation necessary to comply with the SMP’s recommendations.

SMP companies participate in our SMP Program because healthcare professionals who use our technology are more confident in making nutrition part of their practices and therefore tend to sell more nutritional supplement products.  We do not participate financially in any nutritional supplement product sales by SMP companies, and SMP companies do not participate financially in our technology sales.  The SMP relationship, although symbiotic, is strictly an arm’s length relationship.  Pursuant to the terms of our written agreements with each SMP company, we maintain responsibility and liability for our technology, and SMP companies do the same for their products.

In addition to the SMP Program, we advertise in trade journals and we attend a number of professional conferences and trade shows every year.  From time to time we also provide sponsorship support to professional organizations and their events when possible.  We do not have an ongoing financial commitment to provide this type of sponsorship support.

Competition

We believe that our principal competitors include GTech, LLC and BioMeridian International, Inc., and other manufacturers of similar technology that may provide biocommunication applications.  Our most significant challenge in the marketplace is not alternative product offerings from competing companies, but the lack of knowledge of our products in the marketplace and what the products can do for potential customers.

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

Proprietary Intellectual Property

To our knowledge, none of our products or services are subject to any patents, patent applications or registered copyrights, except as follows. On January 17, 2012, we received confirmation from the United States and Trademark Office that our patent application for “Methods and Devices and Analyzing and Comparing Physiological Parameter Measurements” had been issued, and given Patent No. 8,099,159.  That notwithstanding, we believe that our primary software application is protected by common law copyrights. However, to protect our software and other innovations, we rely principally on trade secret and contract law in the United States to protect our proprietary rights. We generally enter into confidentiality agreements, “work-made-for-hire” contracts and intellectual property agreements with our employees, consultants and corporate partners, respectively, as part of our efforts to control access to and distribution of our technologies, content and other proprietary information. We also do not grant to our customers rights to access our software source code. These agreements and our policies are intended to protect our intellectual property, but we cannot assure that these agreements or the other steps we have taken to protect our intellectual property will be sufficient to prevent theft, unauthorized use or unauthorized disclosure. Despite our efforts to protect our proprietary rights from unauthorized use or disclosure, our efforts may not be sufficient or successful. It may be possible that some of our innovations may not be protectable. If third parties were to use or otherwise misappropriate our source code, other copyright materials, trademarks, service marks or other proprietary rights without our consent or approval, our competitive position could be harmed, or we could become involved in costly and distracting litigation to enforce our rights.

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

Research and Development

During the years ended December 31, 2011 and 2010, we expensed $269,731 and $155,261, respectively, of costs relating to research and development, none of which was funded by customers.

Environmental Laws

We do not use hazardous substances in our operations and have not incurred, and do not expect to incur, material costs associated with compliance with environmental laws at the federal, state and local levels.

Employees

As of March 26, 2012, we had approximately 30 full-time employees.   We do not have formal employment agreements with our employees.  We believe that all employee relationships are satisfactory.

Common Stock

Our common stock is quoted on the OTC Bulletin Board electronic quotation service under the symbol “ZYTC.”

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.          PROPERTIES

As of the date of this Report, we lease one facility in Lindon, Utah.  This facility is the headquarters for ZYTO Corp and ZYTO Technologies, Inc.  We store and ship all inventory goods at this facility.

The original lease was executed in October 2009.  It was for 7,395 square feet of net rental area, of which 6,430 were usable square feet.  A security deposit of $7,500 was paid at signing.  The terms were for (4) years and commenced on March 1, 2010.

A first amendment was executed in February 2011 to expand into adjacent space, which increased the square feet of the net rental area to 11,178 and the usable square feet to 10,162.  We did not amend the term.  Unless extended, the lease will expire February 28, 2014.

We are obligated for the following future lease payments:

We do not have a formal investment policy.  We have not invested in real estate, real estate mortgages or securities of, or interest in, persons primarily engaged in real estate activities and have no current intention to do so in the future.

ITEM 3.          LEGAL PROCEEDINGS

Carolina Ross v. ZYTO Technologies, Inc. Ms. Ross, filed a charge of discrimination against ZYTO Technologies, a wholly owned subsidiary of the Company, with the Utah Antidiscrimination and Labor Division of the Utah Labor Commission (“UALD”), UALD No. B2-0045, and with the Equal Employment Opportunity Commission (“EEOC”), EEOC No. 35C-2012-00045.  The charge is being investigated by the EEOC’s Phoenix office.  Ms. Ross alleges in her charge of discrimination that she was discriminated against on the basis of her gender in not being allowed to return to her position as Sales Coordinator upon the conclusion of maternity leave, and that she was offended by a comment allegedly made by the Company’s CEO.  Both ZYTO Technologies and the Company dispute the allegations.  Ms. Ross has not notified the Company as to the amount of damages that she is claiming.  Both ZYTO Technologies and the Company deny that ZYTO Technologies or any of the Company’s officers or management employees discriminated against Ms. Ross, and they intend to vigorously defend against Ms. Ross’ claims.

In the normal course of business, we may have various legal claims and other contingent matters.  We know of no other legal claims or other contingent matters outstanding that would have a material adverse effect on our consolidated financial condition, liquidity or results of operations.

We were involved in four lawsuits in Orange County Superior Court for the State of California: (1) Orange County Superior Court Case No. 30-2010-00368271 (2) Orange County Superior Court Case No. 30-2010-00344946 (3) Orange County Superior Court Case 30-2009-00323131 and (4) Orange County Superior Court Case 30-2009-00329075. In November 2011, we reached settlements in all four cases to resolve all matters related to the lawsuits against us. Under the terms of the settlement, without admitting fault or liability of any kind, we agreed to and paid $10,000 to the plaintiffs. These individuals dismissed the lawsuits with no ability to reassert its claims against us. As a result, $10,000 for the settlements has been recorded in our statement of operations in other expense for the year ended December 31, 2011. We had no settlement expenses during the year ended December 31, 2010.

ITEM 4.          REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board (www.otcbb.com) electronic quotation service for OTC securities under the trading symbol “ZYTC”, but not quoted on NASDAQ, nor listed on any national or regional securities exchange.

The table below presents the high and low sales prices per share as reported on the over-the-counter market, by quarter for 2011 and 2010.  Quotations from Pink OTC Markets and the OTC Bulletin Board reflect inter-dealer prices without adjustments for retail markups or conversions and may not represent actual transactions.

	2011		2010
	High	Low	High	Low
First Quarter	$0.15	$0.08	$0.32	$0.15
Second Quarter	0.14	0.05	0.31	0.05
Third Quarter	0.08	0.03	0.29	0.15
Fourth Quarter	0.08	0.02	0.23	0.07

The Securities and Exchange Commission has adopted regulations, which generally define “penny stock” to be any equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Our common stock is as of the date of this Report a “penny stock” as defined in the Exchange Act.  As a result, any investor may find it more difficult to dispose of or obtain accurate quotations as to the price of the shares of the common stock.  In addition, the “penny stock” rules adopted by the SEC under the Exchange Act subject the sale of the shares of the common stock to certain regulations which impose sales practice requirements on broker-dealers.  For example, broker-dealers selling such securities must provide, prior to effecting the transactions, their customers with a document that discloses the risks of investing in such securities.  Included in this document are the following:

•	The bid and offer price quotes for the penny stock, and the number of shares to which the quoted prices apply,
•	The brokerage firm’s compensation for the trade, and
•	The compensation received by the brokerages firm’s salesperson for the trade.
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

Holders of Our Common Stock

According to our transfer agent, OTC Stock Transfer, Inc., as of March 14, 2012, there were 221 record holders of shares of our common stock and additional stockholders held shares in street name.

Dividends

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the near future.  It is our present intention to utilize all available funds for the development of the business.

Securities Authorized for Issuance under Equity Compensation Plans

On July 8, 2011, our Board of Directors approved the ZYTO Corp 2011 Equity Incentive Plan (the “2011 Plan”).   The stockholders approved the 2011 Plan on December 6, 2011. The following table gives information as of December 31, 2011, the end of our most recently completed fiscal year, about shares of common stock that may be issued upon the exercise of options, warrants and rights under the Plan.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans not approved by security holders	-	$-	-
Equity compensation plans approved by security holders	1,954,998	0.03	3,045,002
Totals	1,954,998	0.03	3,045,002

A description of the 2011 Plan can be found in Note 14 to the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.

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

●
During the three months ended March 31, 2010, we granted a warrant to Vaughn R Cook to purchase 1,750,000 shares of common stock in exchange for amended and restated note terms.  The warrant had an exercise price of $0.04 per share based on the closing market price on the date of issuance, and was exercisable through January 30, 2011. During the three months ended March 31, 2010, the officer exercised the warrant for 1,750,000 shares of common stock.  As payment for the exercise, the officer converted accrued interest due on outstanding notes.

●
For the three months ended March 31, 2010, we satisfied note payables by issuing 1,170,000 shares of restricted common stock.  The shares were valued at approximately $0.06 per share based on the closing market price on the date of issuance.

●
For the three months ended March 31, 2010, we issued 100,000 shares of restricted common stock for public and communication services.  The shares were valued at $0.24 per share based on the closing market price on the date of issuance.

●
During the month of April 2010, we issued 50,000 shares of restricted common stock for public and communication services.  The shares were valued at $0.24 per share based on the closing market price on the date of issuance.

●
During the month of June 2010, we issued 1,200,000 shares of common stock for public and communication services.  Per the terms of the underlying twelve and one half month agreement, the certificates were being held in escrow and transferred to the public and communications firm in 100,000 increments on a monthly basis as services were performed.  As of December 31, 2011, we had issued 1,100,000 shares of the 1,200,000 shares due under the contract, and mutually agreed to terminate the remainder of the contract. The shares were valued based on the closing price our common stock on the date they were released from escrow. The total value of the shares issued for the year ended December 31, 2011 and 2010 was $55,540 and $57,329, respectively.

●
During the month of January 2011, we received $50,000 in exchange for a promissory note. As part of the agreement we issued the lender 25,000 shares of restricted common stock. These shares were valued at $0.09 per share based on the closing market price on the date of issuance.

 The date of each issuance, number of shares issued and consideration paid are set forth below:

Date	Number of Shares	Total Consideration
02/09/10	1,750,000	$70,000 – exercise of warrant
02/24/10	600,000	$35,863 – note payable
02/24/10	570,000	$34,071 – note payable
03/05/10	50,000	$12,000 – services
03/26/10	50,000	$12,000 – services
04/20/10	50,000	$12,000 – services
06/16/10	600,000	$57,329 - services
01/01/11	500,000	$53,289 - services
01/28/11	25,000	$2,251 - note payable

None of the transactions of unregistered securities listed above involved public offerings or general solicitations of offers or sales.  Each of the transactions was accomplished pursuant to and in reliance on the private offering exemption from registration under Section 4(2) of the Securities Act and rules promulgated thereunder.

Issuer Purchases of Equity Securities

None

ITEM 6.          SELECTED FINANCIAL DATA

As a “small reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following information should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this document.  Statements in this Management’s Discussion and Analysis and elsewhere in this document that are not statements of historical or current fact constitute “forward-looking statements.”

Although we believe that the expectations reflected in the forward-looking statements are reasonable, management does not guarantee future results, levels of activity, performance or achievements.  Except as required by law, management is under no duty to update or revise any forward-looking statements, and expressly disclaims any obligation to update or revise any forward-looking statement, whether because of new information, future events or otherwise, after the date of this Annual Report on Form 10-K.

Projections and forward-looking statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” forecasts,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Additionally, statements relating to implementation of business strategy, future financial performance, acquisition strategies, capital raising transactions, performance of contractual obligations, and similar statements may contain forward-looking statements. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles.  These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We expressly disclaim any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

We have funded our working capital requirements from inception primarily from operations.  However, we have raised $1,397,012 since inception by issuing common stock.  We have also entered in various debt financings since inception, and secured a $100,000 working capital line of credit.

Revenue

Since 2006, we have experienced steady revenue growth.  This growth is attributable in large part to our business model of monthly subscription revenue for all products sold.  We provide our customers ongoing training, customer support, and updates.  As part of these services, all customers pay a monthly subscription fee on the products they use.  If they discontinue paying the subscription fee, their software becomes inoperative.

This arrangement is an advantage to our customers as they are contributing to the ongoing success of ZYTO, thus ensuring our longevity and the usable life of our products.  If they have turnover in their staff and new employees need training on our products, we provide that training at no additional cost to them.  As part of our commitment to customer service, we ensure that our software is the most current version available, making it more valuable in terms of its usability and its marketability.  If customers resell their ZYTO equipment, we allow them to transfer their license(s) to a new buyer resulting in additional revenue from license transfers.

As we become more successful in our selling efforts and place more equipment with more customers, we anticipate that our recurring monthly subscription revenue will increase, adding more predictable revenue to our top line.

The launch of our Compass product in 2007, along with an overall increase in the volume of Healthcare Professional products sold, has enabled us to build a solid recurring revenue stream.  Since 2009, we have implemented aggressive marketing initiatives for our Healthcare Professional line, and we have gained significant traction from those initiatives.  Details of these marketing initiatives are further discussed in the Selling and Marketing Expenses sections.

Revenues are generated by our two segregated product lines, the Compass and Healthcare Professional.

Compass

The Compass is a biocommunication tool, which consists of software and hardware that is sold to distributors of health products.  These distributors sell through direct sales, or network marketing channels.  This product’s primary function is to help potential customers for these health products make their buying decisions more quickly and more precisely.  As a rule, we will only create a Compass when the distributing company offers more than twenty health products, and only if that company has more than five thousand distributors.  As of the date of this Report, we had Compasses for 17 companies.

We have implemented an Affiliate Program to assist in promoting Compass sales.  Individuals who participate receive a customized link to distribute to potential customers.  When orders are placed through the customized links, which reference affiliate accounts, affiliates are eligible to receive a commission per Compass sale.

Healthcare Professional

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

Sales of these Healthcare Professional Products are made using internal sales representatives.  Internal sales representatives receive a base salary and commission bonuses based on sales performance.   We have implemented various referral fee programs for individuals who influence sales.  With each system purchase, the customer agrees to a monthly software subscription fee.  The monthly fee for each product is listed in the pricing matrix below.  For customers who purchase multiple Healthcare Professional Products, excluding the Balance, the maximum monthly subscription fee is $75 per month.  At the time of purchase, customers are required to provide us with a credit card to be processed each month.  In the event the credit card declines, the customer is notified by e-mail.  The customer has five days to update the credit card information to ensure a successful charge or the software will automatically deactivate.

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

For the Balance product, we offer two options.

1.
The customer can pay an initial set-up fee of $597 (which includes the purchase of the ZYTO Hand Cradle) and agree to a monthly subscription fee of $97 per month.  Provided the customer’s monthly subscription account is in good standing, at any time during the monthly subscription service, the customer may purchase a product within our Healthcare Professional line of products, and we will credit the customer’s prior three monthly subscription payments towards the purchase.

2.	The customer can purchase the product for $2,750 and agree to the standard monthly subscription fee of $50. To date, purchases under this option have been minimal.

As part of the subscription service, all products are warranted to conform to the applicable specifications for a period of one year for all ZYTO-branded electronic components and one year for all ZYTO-branded mechanical parts, from the date of shipment.  The warranty extends in 30-day increments for all active installations based on a current and continuous subscription.  Continuous means the subscription is active for 10 months in a 12 month period.  In the event the subscription becomes non-continuous for any reason, the hardware and electronic components are not eligible for a continued monthly extension of warranty.  Non-continuous or inactive installations may replace any broken or damaged parts at current retail cost.

We recognize revenue from customers upon the delivery of the system hardware.  At the time payment is received, the system hardware is shipped and the customer receives an e-mail which includes a link to download the software.  Upon shipment, the customer has no right of return and the transaction is final.  Thirty days from the date of purchase, the customer is required to pay a monthly subscription fee in order for the software to remain active.  Subscription revenue is recognized upon the performance of services.  In the event the customer cancels the monthly subscription or the monthly subscription fee is not received, the software automatically deactivates and the equipment is no longer functional.

Gross Profit Margin

Because ZYTO is primarily a software company, we have the ability to generate high gross profit margins.  For the year ended December 31, 2011, we achieved a gross profit margin of 93.9%, compared to 91.2% for the year ended December 31, 2010.

In March 2008, we executed a service agreement with a third-party fulfillment center to manage all services relating to procurement, warehousing, ordering, processing, and shipping of inventory.  These fulfillment costs were capitalized to inventory as incurred and then classified to cost of sales expense as the inventory was depleted.

In December 2010, we commenced performing all inventory functions at our facility in Lindon, Utah, and discontinued the use of the third-party fulfillment center.

Operating Expenses

Our selling and marketing expenses consist primarily of salaries and related expenses for our direct sales force, commissions, marketing personnel, training and implementation programs, marketing programs, and advertising campaigns.  We intend to use our experience and connections to continue to promote and market our products.  We anticipate that selling and marketing expenses will increase as a result of domestic expansion. Our general and administrative expenses consist primarily of salaries and related expenses for finance and other administrative personnel, professional fees, office related expenses, facilities, and business insurance.

Our research and development expenses consist primarily of salaries and related expenses for development personnel.  As of December 31, 2010, technological feasibility of the ZYTO 5.0 platform had been established and no amortization was incurred. During 2011, amortization of these costs was $109,650. During the years ended December 31, 2011 and 2010, we expensed $269,731 and $155,261 of research and development costs.

We have incurred significant expenses from inception through December 31, 2011, primarily attributable to costs incurred to develop and market our products and services.  Since inception through December 31, 2011, we have incurred an accumulated deficit of $8,107,421.

Results of Operations

Statement of Operations Data:	December 31, 2011	December 31, 2010
Revenues, net	$4,094,617	$4,033,030
Cost of sales	248,102	354,041
Gross profit	3,846,515	3,678,989
Total operating expenses	3,891,768	3,694,272
Other expense	(375,883)	(326,612)
Net loss after taxes	(421,136)	(332,801)
Net loss per share	(0.01)	(0.01)

Fiscal Year Ended December 31, 2011, Compared to Fiscal Year Ended December 31, 2010

Revenues

Total revenues for the year ended December 31, 2011, were $4,094,617 compared to $4,033,030 for the year ended December 31, 2010, reflecting an increase of $61,587, or 1.5 percent.

Healthcare Professional Product Line

Revenues generated through our Healthcare Professional product line for the year ended December 31, 2011, were $2,465,519, compared to $2,515,583 for the year ended December 31, 2010, reflecting a decrease of $50,064, or 2.0 percent.

Our Elite and Balance product sales decreased $668,905, and $64,832 from the prior year. The primary reasons for the decline in sales of the Elite system had to do with our transition from our prior platform to the ZYTO 5.0 platform, and the introduction of the Select (our mid-range product.)

Our EVOX 5.0 and Select product sales increased $158,699 and $160,348 from the prior year, respectively. The EVOX 5.0 launched in the middle of 2010. We had the EVOX 5.0 on the market for the full year in 2011, as opposed to half of the year in 2010. The Select system was released in May 2011 and replaced our prior version of the Balance. Our virtual clinic Hand Cradle sales have also increased $27,635 from the prior year due to increased functionality and use of our remote clinics, which allow healthcare professionals to scan clients remotely.

Professional subscription revenue increased $279,844 from the prior year. The increase in revenues generated through our Healthcare Professional product line is attributable to our existing customers continuing to pay their monthly subscription fees and a steady increase of subscribers.

Compass Product Line

Revenues generated through our Compass product line for the year ended December 31, 2011, were $1,629,098, compared to $1,517,447 for the year ended December 31, 2010, reflecting an increase of $111,651, or 7.3 percent.

The increase in revenues generated through our Compass product line is attributable to our existing customers continuing to pay their monthly subscription fees and a steady increase of subscribers.

Selling and Marketing Expenses

Selling and marketing expenses for the year ended December 31, 2011, were $1,893,401, compared to $1,916,668 for the year ended December 31, 2010, reflecting a decrease of $23,267, or 1.2 percent.  As in the prior year, we continued to attend trade shows and conferences to sell and market our products. Over 500 healthcare professionals attended our annual conference held in April 28-30, 2011 in Salt Lake City, where we introduced the ZYTO 5.0 platform. During 2011, the amount of hands-on training we sponsored around the country increased, allowing us to offer additional hands on training to our customers. We also began marketing our brand more effectively, with consistent messaging, including redesigning our website www.ZYTO.com, and our marketing materials that are used by healthcare professionals.

General and Administrative

General and administrative expenses for the year ended December 31, 2011, were $1,728,636, compared to $1,622,343 for the year ended December 31, 2010, reflecting an increase of $106,293 or 6.5 percent. Some of the main factors relating to this increase include an increase in our rent expense, bad debt expense, Internet fees, legal fees, and merchant fees. These increases were partially offset by a $116,873 decrease in our investor relations expenses, as the engagement of our public relations firm ended in May 2011, and a decrease in legal fees.

Research and Development

Research and Development expenses for the year ended December 31, 2011, were $269,731, compared to $155,261 for the year ended December 31, 2010, reflecting an increase of $114,470, or 73 percent. The increase was primarily due to hiring an additional programmer, and an increase in the time spent on improving our current software.

Other Expense

Other expense for the year ended December 31, 2011, was $375,883, compared to $326,612 for the year ended December 31, 2010, reflecting an increase of $49,271, or 15.1 percent.  This increase resulted from our executing an amended promissory note with Vaughn R Cook, Chairman and CEO, extending the maturity date on his original promissory note of $2,500,000 to December 31, 2012.  In exchange for the amended and restated terms, we increased the interest rate from 5 percent to 7 percent per annum and issued a warrant to purchase 1,750,000 shares of common stock at an exercise price of $0.04 per share.  During the year ended December 31, 2011 and 2010 we recognized interest expense from the promissory note of $175,002 and $174,521, respectively.

The warrant was exercised on February 3, 2010, and was valued at $375,547 using the Black-Scholes pricing model with the following assumptions:  risk free interest rate of 0.30 percent, dividend yield of 0.0 percent, volatility of 199 percent and an expected life of 1 year.  The warrant value of $375,547 will be recognized over the length of the amended promissory note.  Accordingly, for the years ended December 31, 2011 and 2010, we recognized $128,759 and $118,029, respectively of interest expense associated with this warrant transaction.

We were involved in four lawsuits in Orange County Superior Court for the State of California: (1) Orange County Superior Court Case No. 30-2010-00368271 (2) Orange County Superior Court Case No. 30-2010-00344946 (3) Orange County Superior Court Case 30-2009-00323131 and (4) Orange County Superior Court Case 30-2009-00329075.

In November 2011, we reached settlements in all four cases to resolve all matters related to the lawsuits against us. Under the terms of the settlement, without admitting fault or liability of any kind, we agreed to pay a total of $10,000 to the plaintiffs. These individuals dismissed the lawsuits with no ability to reassert their claims against us. As a result, $10,000 was recorded as a settlement expense during the year ended December 31, 2011.

Net Income/Loss

Our net loss for the year ended December 31, 2011, was $421,136, compared to a loss of $332,801 for the year ended December 31, 2010.  The net loss for the year ended December 31, 2011 is a direct result of the aforementioned expenses.

Liquidity and Capital Resources

Our sources of liquidity have historically been cash from operations, a working capital line of credit, related party and non-related party debt, and equity financing.

Cash Flow

	Fiscal Years Ended December 31,
Net cash provided by (used in):	2011	2010
Operating activities	$224,558	$336,957
Investing activities	(223,463)	(280,543)
Financing activities	46,909	(67,343)
Net increase (decrease) in cash	48,004	(10,929)

Operating activities:

Cash provided by operating activities was $224,558 and $336,957 for the years ended December 31, 2011 and 2010, respectively. Net cash provided by operating activities during the year ended December 31, 2011, consisted of our net loss of $421,136, which was offset by non-cash expenses of depreciation and amortization of $183,021, changes in amortization of debt discount of $128,760, provision of bad debt of $72,476, and stock based compensation of $68,826 and a change in working capital of $182,611.

Net cash provided by operating activities during the year ended December 31, 2010, consisted of our net loss of $332,801, which was offset by non-cash expenses of depreciation and amortization of $176,317, provision of bad debt of $61,403, stock based compensation of $93,329, impairment of investment of $50,000 and a change in working capital of $297,804.

Investing activities:

Cash used in investing activities was $223,463 during the year ended 2011 which included $23,538 for property, plant, and equipment purchases, and $199,925 for capitalizing costs relating to significant enhancements and upgrades to our proprietary software.

Cash used in investing activities was $280,543 during the year ended 2010 which included $144,037 for property, plant, and equipment purchases, $126,005 for capitalizing costs relating to significant enhancements and upgrades to our proprietary software and $11,301 for our long term investment.  Proceeds from related party loans provided $800 of cash during the year ended 2010.

Financing activities:

Cash provided by financing activities was $46,909 during the year ended 2011 which included $50,000 in proceeds from notes payable and principal payments on notes payable of $3,091.

Cash used in financing activities was $67,343 during the year ended 2010 which included $43,431 for loans and $41,500 for notes payable.  Proceeds from notes payable provided $17,588 of cash during the year ended 2010.

Other

As of December 31, 2011, we had cash and cash equivalents of $87,364.  As of December 31, 2011, we had current liabilities of $1,379,256 and total current assets of $362,404, with our current liabilities exceeding current assets by $1,016,852.

On January 1, 2005, we issued a note payable to Vaughn R Cook, Chairman and CEO, for certain intellectual property consisting of the right granted by Dr. Cook to develop the Hand Cradle and Tower, the initial software package, and the methods of programming VSI.  Per the terms of the agreement, interest began to accrue at an effective interest rate of 5 percent as of January 1, 2007, and the note was scheduled to mature on December 31, 2009.  On January 1, 2010, we executed an amended and restated promissory note with Dr. Cook, extending the maturity date to December 31, 2012, and increasing the interest rate from 5 percent to 7 percent per annum.  In exchange for the amended and restated terms, we issued Dr. Cook a warrant for 1,750,000 shares of our common stock at a per share price of $0.04.  On March 26, 2012, we executed an amended and restated promissory note extending the maturity date to December 31, 2013. We recognized interest expense of $175,002 and $174,521 for the years ended December 31, 2011 and 2010, respectively.

During the year ended December 31, 2007, we entered into a line of credit arrangement with a financial institution for $100,000, of which $100,000 is personally guaranteed by one principal officer of our Company. As of December 31, 2010, the amount drawn on the line totaled $100,000.  The interest rate to be applied to the unpaid principal balance during the term is 2 percentage points over the index. The entire principal balance and any accrued and unpaid interest was due on October 25, 2010.  Borrowings under the line were collateralized by a security interest in all of our assets. In November 2010, we renegotiated and amended our existing line of credit with the financial institution, extending the maturity date to April 2012. We will continue to make monthly interest-only payments. We are in the processing of working with the financial institution on extending our line of credit. In the event our loan is not extended, the entire principal balance will be due.

On January 28, 2008, a note payable (the “InteMedica Note”) was issued as part of the InteMedica, LLC transaction. Per the terms of the $164,000 InteMedica Note, interest began to accrue at a rate of 3 percent per annum.  As of February 15, 2008, the interest rate increased to 36 percent per annum.  On August 1, 2009, we negotiated an interest rate adjustment from 36 percent to 12 percent per annum and agreed to monthly payments of $8,000. As of the date of this Report, the note payable was in default. As of December 31, 2011, the note payable balance was $46,942 and accrued interest totaled $6,368.
On October 21, 2010, we purchased certain office equipment in exchange for a long-term capital lease obligation.  As of December 31, 2011, the long-term portion comprised of $13,818, less current portion of $4,296.

On January 28, 2011, we received $50,000 in exchange for a promissory note.  The 18-month note expires on June 28, 2012 bearing interest at 10% per annum. As part of the agreement we issued the lender 25,000 shares of common stock. As of December 31, 2011, the note payable balance was $50,000 and accrued interest totaled $0.

Off-Balance sheet arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP).  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts, goodwill, other intangible assets and going concern.

Revenue recognition

We recognize revenue from customers upon the delivery of the system hardware.  At the time payment is received, the system hardware is shipped and the customer receives an e-mail which includes a link to download the software.  Upon shipment, the customer has no right of return, and the transaction is final.  Thirty days from the date of purchase, the customer is required to pay a monthly subscription fee in order for the software to remain active.  Subscription revenue is recognized upon the performance of services.  In the event the customer cancels the monthly subscription or the monthly subscription fee is not received, the software automatically deactivates and the equipment is no longer functional.

We recognize revenue when persuasive evidence of an arrangement exits, delivery has occurred, the customer no longer has the right of return, the fee is fixed or determinable, and collection has been made or is reasonably assured.

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

Share-Based Compensation

We recognize compensation expense for stock-based awards expected to vest on a straight-line basis over the requisite service period of the award based on their grant date fair value.  We estimate the fair value of stock options using a Black-Scholes option pricing model which requires management to make estimates for certain assumptions regarding risk-free interest rate, expected life of options, expected volatility of stock and expected dividend yield of stock.

Going concern

From inception through July 2008, we had primarily been in the development stage, devoting a substantial amount of effort to research and development.  Until the year ending December 31, 2009, we expensed all research and development costs relating to significant enhancements and upgrades to our propriety software.  From inception through December 31, 2011, research and development costs totaled $6,170,945.  As of December 31, 2011, and December 31, 2010, we had an accumulated deficit of $8,107,421 and $7,686,285, respectively.  To increase revenues, we intend to focus on customer retention and expanding our customer base.

Technology

The ZYTO 5.0 platform is the 2010-2012 update to ZYTO Technology.  It is being released in phases.  The first product to be updated/released in 2010 was the EVOX 5.0.  The next product was a new version of the Balance called Balance 5.0.  This product was first shipped in June 2010.  The Elite 5.0 is the upgrade and replacement for the LSA Pro 4.0 and was released in January 2011.  A new product, Select 5.0 was released in May 2011.  We anticipate that our website, www.ZYTO.com, will become the nexus for all ZYTO healthcare professionals and for those professionals and their clients as this will become the portal for all remote biosurvey scans.  Remote use of our technology over the Internet is as of the date of this Report available and has been for the last several years under the name of “Virtual Clinic.” The ZYTO 5.0 platform has taken over three years to develop, and many of the concepts included in it were formulated in 2008.

In addition to being the nexus between healthcare professionals and their clients as it relates to remote scans, ZYTO.com will have a ‘Store’ where healthcare professionals can share biosurveys and clinical applications using ZYTO technology.  A healthcare professional owning the Elite will be able to author libraries and biosurveys and post them for sale at ‘The Store.’ In this way other healthcare professionals will be able to benefit from their experience and knowledge.  The net effect is expected to be a more robust sharing of intellectual power and experience.

We capitalize all salaries and associated expenses relating to significant enhancements and upgrades to our proprietary software.  Each employee who is involved in the development process is required to maintain a detailed accounting of his or her time as it relates specifically to enhancements and upgrades to our proprietary software.  As of December 31, 2011, the total capitalized amount was $427,231.  Accordingly, this amount is classified as Technology on our balance sheet and considered a critical accounting estimate due to the fact that certain updates relating to the ZYTO 5.0 platform are still in the development phase.  Specifically, we have completed the entire planning stage of the ZYTO 5.0 platform and have determined that the ZYTO 5.0 platform has achieved technological feasibility.  We have not completed all the designing, coding or testing activities for various products that are required prior to release.   Technological feasibility will be established for these products once we have completed the designing, coding and testing activities mentioned above and we conclude that software meets its design specifications including functions, features, and technical performance requirements.  We have only capitalized costs for those components that have achieved technological feasibility.

We account for intangible assets under the applicable guidelines of Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) 350, “Intangibles – Goodwill and Other” (formerly SFAS 142 “Goodwill and Other Intangible Assets”) and FASB ASC 360, “Property, Plant, and Equipment” (formerly SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”). Where intangible assets have finite lives, they are amortized over their useful life unless factors exist to indicate that the asset has been impaired. We evaluate if the assets are impaired annually or on an interim basis if an event occurs or circumstances change to suggest that the assets value has diminished. Under FASB ASC 360, when deemed necessary, we complete the evaluation of the recoverability of its long-lived assets by comparing the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future undiscounted cash flows of long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values. Under FASB ASC 360 intangible assets with indefinite useful lives are required to be tested annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. As of December 31, 2011, we had not recognized any impairment.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures which are designed to ensure that the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 (as amended, the “Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer (“Certifying Officers”), to allow timely decisions regarding required financial disclosures.

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2011, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(b) and 15d-15(b) promulgated under the Exchange Act.

Based on this evaluation, our principal executive officer and principal financial officer concluded our disclosure controls and procedures were effective as of December 31, 2011, the end of the period covered by this Annual Report.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rules 13a-15(b) and 15d-15(b) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued the Committee of the Treadway Commission. Based on that evaluation, our management concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

Internal control over financial reporting is intended to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm as such attestation is not required for non-accelerated filers such as us pursuant to applicable SEC rules.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  Nevertheless, an internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system reflects the fact that there are resource constraints, and the benefits of controls are considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of directors and executive officers

The following table sets forth certain information regarding our executive officers and directors as of December 31, 2011.

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

Name	Age	Position
Vaughn R Cook	61	Chairman of the Board and Chief Executive Officer (Class I Director)
Kami J. Howard	37	Director, President, COO and Company Secretary (Class I Director)
Brian E. Halladay	39	Chief Financial Officer
Adam D. Ford	39	Director (Class II Director)
Hammad M. Shah	46	Director (Class II Director)
Gene V. Nielsen	56	Director (Class II Director)
Matthew DeVries	49	Director (Class III Director)
Sherman Hawkes	64	Director (Class III Director)

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

The Nomination and Corporate Governance Committee of the Board nominated Dr. Cook to serve as a director, in part, because Dr. Cook is our Chief Executive Officer and has experience with our Company since its inception.  He is one of two officers of our Company nominated to serve as a director, and plays an invaluable role in communicating the Board’s expectations, advice, concerns and encouragement to our employees.  Dr. Cook also performs an extremely valuable role as the Chairman of the Board, providing critical leadership and direction to the Board’s activities and deliberations.  The Board also believes Dr. Cook’s values and integrity are tremendous assets to our Company and our stockholders.

Kami J. Howard joined ZYTO in April 2007 as the Chief Financial Officer and was first elected to serve as a director of the Company in October 2008.  Ms. Howard was elected by our Board of Directors to serve as our Secretary on June 27, 2010, and in March 2011 was appointed by our Board of Directors to serve as our President and Chief Operating Officer.   As a member of our senior management team, she is involved in strategic planning and is responsible for all financial, regulatory, and investor relation aspects of the business. Prior to joining ZYTO, Ms. Howard spent five years at Browz, LLC, a technology company specializing in supply chain verification, where she served as Vice President and Company Controller for the entire length of her employment.  Her responsibilities included accounting, business and tax planning on behalf of the LLC and its members. From 2000 to 2003, Ms. Howard served as Vice President and Corporate Controller for BioMeridian Corporation and its subsidiaries. Prior to her appointment at BioMeridian, Ms. Howard served in various senior financial positions. She holds a B.S. in accounting and a Master's Degree in Business Administration.

Ms. Howard provides the Board with extensive accounting and financial expertise gained from her services as Vice President and Company Controller of Browz, LLC and BioMeridian Corporation.  Her experience and knowledge make her a valuable contributor of financial, accounting and risk management expertise to the Board. Ms. Howard also provides a management representation to the Board.

Brian E. Halladay was appointed as the Chief Financial Officer on March 31, 2011.  Prior to his appointment as the Company’s Chief Financial Officer, Mr. Halladay had served as the Company’s Controller since December 2010.  Prior to joining the Company, Mr. Halladay had worked for 11 years with three different regional CPA firms most recently as an Audit Manager.  His experience includes background in public company filings, software development, and manufacturing. He holds an MBA from Utah State University, and is a certified public accountant, and as of the date of this Report, is licensed in Utah.

Mr. Halladay provides the Company with extensive financial and accounting background and experience.

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

Hammad M. Shah was first elected to serve as a director of ZYTO in October 2008, and was recently hired as the Senior Vice President, Pharmacy, at Fresenius Medical Care. Prior to joining Fresenius Medical Care, Mr. Shah served as the Chief Strategy Officer at MedAssurant. In this role, Mr. Shah held the responsibility for the strategy, design, development, implementation, operations, and expansion of MedAssurant’s Strategic Products, Services, and Solutions (SPSS) Group, as well as MedAssurant’s strategic partnerships and alliances, acquisitions, international growth initiatives, and the support of MedAssurant’s broader strategic initiatives.  Prior to joining MedAssurant in July 2010, Mr. Shah served in senior roles for Express Scripts from April 2007 to July 2010, including serving as Vice President and General Manager of Emerging Markets for Express Scripts, one of the healthcare industry’s largest pharmacy benefit management companies with focus on data-driven solutions in areas of patient medication adherence, drug utilization improvement, cost management, and patient care services. At Express Scripts, Mr. Shah was responsible for the strategy and leadership of five business units spread across clinical, distribution operations, and consumer directed health market operations with total revenue of $1.3 billion in annual revenues.  Prior to this, Mr. Shah was Vice President of Strategy and Business Development, International Operations at Express Scripts where he lead the organization’s global strategy and business development with specific emphasis on Europe and the Far East.  Prior to his tenure at Express Scripts, Mr. Shah held multiple roles as Vice President, Chief Operating Officer, and General Manager at VetCentric from July 2006 to April 2007, PharMerica from May 2005 to July 2006, Caremark from October 2002 to March 2005, and Eckerd Corporation from May 1987 to October 2002. Mr. Shah received a Masters of Health Sector Management and a Masters in Business Administration from Arizona State University, and a Bachelors of Science in Pharmacy from Temple University, and is a licensed pharmacist.

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

Gene V. Nielsen was first elected to serve as a director of ZYTO in December 2010.  Mr. Nielsen became Chief Financial Officer for Five Star North America, LLC in February 2011. The Company has the franchise rights to develop and manage 142 store locations of Five Guys Burgers and Fries in three Canadian Provinces. Since 2008, he served as a Partner for Tatum, LLC, the largest executive services firm in the U.S. focused on providing strategic, operational and project leadership to companies in need of Chief Financial Officer services.  From 2006 to 2008, Mr. Nielsen consulted as Chief Financial Officer/Chief Operating Officer for IP Telesis, Inc., a VOIP telecomm company.  He also served as Chief Financial Officer for Paradigm Solutions, a human resource company.  From 2004 to 2006, Mr. Nielsen served as Senior Division Controller for two divisions of Motorola, Inc., providing public safety and public service software.  In February 2006, he became General Manager of the Salt Lake City, Utah office. Prior to Motorola, from 2001 to 2004, he was a key member of the CRISNET management team. As Chief Financial Officer and Chief Operating Officer, he directed the transformation and restructuring allowing phenomenal revenue and profit growth subsequently resulting in the sale to Motorola. CRISNET, Inc., was a leading provider of public safety software providing both COTS and Custom Software solutions.  Before joining CRISNET, Mr. Nielsen served as Chief Financial Officer of a regional construction and real estate development company in four western states. He led Finance and served as Secretary-Treasurer of all business entities. He oversaw $170 million in annual construction revenue and managed 600,000 square feet of rentable commercial, industrial and office space.  Prior to the aforementioned positions, Mr. Nielsen was a Partner in Public Accounting Firms located in Salt Lake City, Utah and Denver, Colorado. Mr. Nielsen holds a Bachelor of Science degree in Accounting from the University of Utah and is a licensed CPA, and as of the date of this Report, is licensed in Utah.

Mr. Nielsen provides the Board extensive financial and accounting background and experience.  Mr. Nielsen’s financial and accounting expertise greatly benefits us.

Matthew DeVries was first elected to serve as a director of ZYTO in December 2011.  Mr. DeVries has served as the Chief Financial Officer of Vu1 Corporation (OTC:BB VUOC) since October, 2006. Vu1 Corporation is a New York based manufacturer and distributor of Electron Stimulated Luminescence™ light bulbs.  In addition, Mr. DeVries has been an independent financial consultant since 2001, providing numerous public corporations and their board of directors financial and accounting guidance related to fundraising, acquisitions, divestitures, complex transactions and public company reporting in his consulting practice.

Mr. DeVries provides the Board with extensive experience in fundraising, acquisitions, divestitures, complex transactions and public company reporting experience.

Sherman Hawkes was first elected to serve as a director of ZYTO in December 2011.  Mr. Hawkes has served as the CEO and President of Hawkes & Company, LLC, since May 2008.    Prior to Hawkes & Company, LLC, Mr. Hawkes spent three years serving as Vice President of Business Development for Borrego Springs Bank and US Bank.  He has over 25 years of management and consulting experience with numerous financial and real estate institutions across the United States.   He has served on the US Bank of Utah Management Board; has served as CEO and Chairman of the Board of Clarus Corporation; and has served with the Special Panel of Trustees, Examiners and Receivers of the US Federal Bankruptcy Court, the Board of Directors of the CCIM of Utah, the Institute of Real Estate Management Executive Committee of Utah, and the Advisory Board of Directors of Century 21 National Corporation.   Mr. Hawkes has helped take over several troubled companies, and has reorganized them, paid off creditors in full, and continued the operation of the companies until they were sold to benefit the investors and stockholders.  While working with US Bank NA, Mr. Hawkes was charged with implementing training, marketing and management of the Small Business (SBA) Development Division covering all branch offices and business development officers in a 5-western-state area.  He raised US Bank from 14th position to 2nd in Utah while working on political action committees contributing to pass key federal small business legislation for the SBA 504 and 7a lending programs, coordinating with US House of Representatives and Senate Small Business and Finance Committees. Mr. Hawkes is a graduate of Dixie State College in St. George Utah.  He holds a Degree in Marketing and Business Management from Brigham Young University in Provo, Utah, and a CPM from the Institute of Real Estate Management in Chicago Illinois.

Mr. Hawkes provides the Board with extensive experience in banking, finance, and management.

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

Mr. Ford made significant interest payments to CCB related to the initial lot purchase loan throughout 2008.  In mid-December of 2008, CCB called the entire principal balance then due and owing.  During the last week of December 2008, CCB gave Mr. Ford notice that they had written off as a loss a significant portion of the lot loan to bring the balance in line with then-current market value.  Shortly thereafter, CCB conducted a non-judicial foreclosure of the Taylor Meadows lot and commenced a civil action against Mr. Ford for the deficiency between the original lot loan note amount and the market value of the lot after the foreclosure in mid-2009.  It was this civil action which precipitated Mr. Ford’s bankruptcy filing.

Board of Directors

As of the date of this Report, we had seven Board members.  As noted above, our directors are elected for three year terms.  Our Amended and Restated By-Laws require that our Board of Directors be comprised of at least three but not more than nine directors.  Accordingly, directors are divided into three classes designated as Class I, Class II and Class III, respectively, with equal numbers of directors in each class, to the extent practicable.  The term for each class of directors is staggered, i.e., one class of directors is elected at each annual meeting of the stockholders.  Accordingly, at each annual meeting of the stockholders, directors elected to succeed the directors of the class whose terms expire at such meeting are elected for a full term of office to expire at the third succeeding annual meeting of stockholders after their election.

Pursuant to the terms of our By-Laws, Vaughn R Cook and Kami J. Howard are as of the date of this Report serving a three year term as members of Class I, and, accordingly, each will be eligible for re-election to our Board at our 2013 Annual Meeting of the Stockholders.  Adam D. Ford, Hammad M. Shah, and Gene V. Nielsen are as of the date of this Report serving two year terms as members of Class II, and, accordingly, each will be eligible for re-election to our Board at our 2012 Annual Meeting of the Stockholders.

At our 2011 Annual Meeting of the Stockholders held on December 6, 2011, the Stockholders elected Matthew DeVries and Sherman Hawkes to each serve as members of Class III, and, accordingly, each will be eligible for re-election to our Board at our 2014 Annual Meeting of the Stockholders.

Committees of the Board of Directors

Our Board of Directors maintains standing Audit, Compensation, and Nomination and Corporate Governance Committees.  The members of the Audit Committee are Gene V. Nielsen, Hammad M. Shah and Matthew DeVries.  Its functions are 1) to review and approve the selection of, and all services performed by, our independent auditor; 2) to review our internal controls; and 3) to review our accounting and financial controls.

Gene V. Nielsen serves as the Chairman of our Audit Committee and qualifies as a an “Audit Committee Financial Expert” as defined in Item 407 (d)(5)(ii) and (iii) of Regulation S-K.  Mr. Nielsen qualifies as an independent director as defined in the Proxy rules Item 7(d)(3)(IV) of Schedule 14A.

The members of the Compensation Committee are Adam D. Ford, Gene V. Nielsen and Sherman Hawkes.  Its functions are to determine and approve compensation arrangements for our executive officers and to oversee any stock option, stock award or other employee benefit plan or arrangement established by the Board of Directors for the benefit of our executive officers, management and employees.

The members of the Nomination and Corporate Governance Committee are Adam D. Ford, Hammad M. Shah and Matthew DeVries.  Its functions are to recommend to the Board of Directors individuals qualified to serve as directors of the Company and on committees of the Board; to advise the Board with respect to the Board’s composition, procedures and committees; to develop and recommend to the Board of Directors a set of corporate governance principles applicable to the Company, and to oversee the evaluation of the Board of Directors.

Section 16(A) Beneficial Ownership Reporting Compliance

The Company's executive officers, directors and 10% stockholders are required under Section 16 of the Securities Exchange Act of 1934, as amended, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Copies of these reports must also be furnished to the Company.

To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2011, and based on representations made by certain persons who were subject to the obligation to file such forms, we believe that all forms that were required to be filed by these individuals and persons under Section 16(a) were filed on time in fiscal year 2011, except as follows:

To the knowledge of the Company, Mr. Hawkes filed a delinquent Form 3 following his appointment to the Company’s Board of Directors.

Code of Ethics

We expect that all of our directors, officers and employees will maintain a high level of integrity in their dealings with and on behalf of the Company and will act in the best interests of the Company. We have adopted a Code of Business Conduct and Ethics (“Code of Ethics”) which provides principles of conduct and ethics for our directors, officers and employees. This Code of Ethics complies with the requirements of the Sarbanes-Oxley Act of 2002. This Code of Ethics is available on our website at www.ZYTO.com under "Company – Investor Relations " and is also available in print to any stockholder who requests a copy by writing to our corporate secretary at 387 S. 520 W., Ste. 200, Lindon, UT 84042.

ITEM 11.  EXECUTIVE COMPENSATION

The compensation of Vaughn R Cook, the Company’s Chief Executive Officer, Kami J. Howard, the Company’s President, Chief Operating Officer and Secretary, and Brian E. Halladay, the Company’s Chief Financial Officer is shown in the following table.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1) (2)	Option Awards	All Other Compensation	Total
Vaughn R. Cook, Chairman and CEO	2010	$175,000	$3,621	$-	$-	$6,040	$184,661
	2011	178,689	713	-	529	6,000	185,931
Kami J. Howard, President, COO and Secretary	2010	$151,860	$3,103	$-	$-	$6,000	$160,963
	2011	153,689	625	-	454	6,000	160,768
Brian E. Halladay, CFO	2010 (3)	$4,679	$-	$-	$-	$-	$4,679
	2011	$116,699	$752	-	$363	-	$117,814

(1)
The amounts included in this column reflect stock awards to executive officers for services.  The amounts are disclosed in the year services were rendered.  On June 2, 2009, we issued 1,000,000 shares of common stock at $0.02 per share, which was deemed to be the grant date fair market value of the shares, for services to our executive officers.

(2)	Beginning October 2009, directors received $500 per month for services rendered.
(3)	Mr. Halladay was hired in December 2010 as the Controller, and was promoted to Chief Financial Officer on March 31, 2011.
We do not have plans to hire new executive level staff or change our current executive’s compensation structure significantly.  To date, our Board of Directors has not adopted any retirement, pension, profit sharing, equity incentive plan or other similar programs exclusive to our executive officers.

We have not entered into any agreements, arrangements, or written employment agreements with our executive officers.

Director Compensation

 The members of our Board of Directors have the authority to fix the compensation of our directors pursuant to our Amended and Restated By-Laws.

Beginning October 2009, directors earned $500 per month for services rendered. Our directors are reimbursed for all expenses relating to attendance at each meeting.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Vaughn R Cook	$6,000	(1)	$-	$-	$-	$-	$-	$6,000
Kami J. Howard	6,000	(1)	-	-	-	-	-	6,000
Adam D. Ford	6,000		-	-	-	-	-	6,000
Hammad M. Shah	6,000		-	-	-	-	-	6,000
Gene V. Nielsen	6,000		-	-	-	-	-	6,000
Matthew Devries	500	(3)	-	-	-	-	-	500
Sherman Hawkes	500	(3)	-	-	-	-	-	500
Beverly Clark	5,500	(2)	-	-	-	-	-	5,500
Glen Miner	5,500	(2)	-	-	-	-	-	5,500

(1)	This amount is also disclosed in the Summary Compensation Table as other compensation.
(2)	Mr. Miner and Ms. Clarks’ Board term ended in December 2011.
(3)	Messrs. DeVries and Hawkes were elected to serve as directors in December 2011.
 Compensation Committee Report

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 1, 2012, certain information with respect to the beneficial ownership of the common stock by: (1) each person know by us to beneficially own more than 5% of the outstanding shares, (2) each of the directors, (3) each named executive officer and (4) all of the executive officers and directors as a group.

 Except otherwise indicated, each person listed below has sole voting and investment power with respect to the shares of common stock set forth opposite such person’s name.  Applicable percentage of ownership is based on 34,857,543 shares of common stock outstanding on March 26, 2012.

Name and Address of Beneficial Owner (1) (2)	Amount of Beneficial Ownership	Percentage of Outstanding Shares
Vaughn R Cook	12,367,271 (3)	35.38%
Kami J. Howard	500,000	1.43%
Sherman Hawkes	200,000	0.57%
Hammad M. Shah	100,000	0.29%
All directors and officers as a group (4 persons)	13,167,271	37.67%

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of our common stock which may be acquired upon exercise or conversion of stock options, warrants or other convertible securities which are as of the date of this Report exercisable or convertible, or which become exercisable within 60 days after the date indicated in the table, are deemed beneficially owned by those holders.  Subject to any applicable community property laws, the persons or entities named in the table below have sole voting and investment power with respect to all shares indicated as beneficially owned by them.

(2)	The address of each of the executive officers and directors is care of: ZYTO Corp, 387 South 520 West, Suite 200, Lindon, UT 84042.
(3)	Includes 4,316,438 shares held by the Vaughn R and Kathryn C. Cook Foundation and 2,450,000 shares held by Kathryn C. Cook, Dr. Cook’s spouse.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On January 1, 2005, we issued a note payable to Dr. Cook for intellectual property and other related technologies.  Per the terms of the agreement, interest began to accrue at an effective interest rate of 5 percent as of January 1, 2007 and the note was scheduled to mature on December 31, 2009.  On January 1, 2010, we executed an amended and restated promissory note with the officer, extending the maturity date to December 31, 2012, and increasing the interest rate from 5 percent to 7 percent per annum.  In exchange for the amended and restated terms, we issued Dr. Cook a warrant for 1,750,000 shares of our common stock at an exercise price of $0.04 per share.  During the year ended December 31, 2011 and 2010 we recognized interest expense from the warrant of $175,002 and $174,521, respectively. On March 26, 2012, we executed an amended and restated promissory note extending the maturity date to December 31, 2013.

On or about September 1, 2006, we entered into a consulting agreement with Concentus Media to provide media and video production services on an as needed basis.  Hourly rates were determined in advance and disclosed in the agreement.  Vaughn R Cook’s daughter, Sophia Erickson,was the primary principal within the organization.  During the year ended December 31, 2010, Ms. Erickson formed a new entity, High Power Video, LLC and dissolved Concentus Media.  Accordingly, the agreement with Concentus Media was assigned to High Power Video, LLC and subsequent payments were made to High Power Video, LLC. We dispersed consulting fees totaling $0 and $18,020 for the years ended December 31, 2011 and 2010.  In December 2010, we hired Ms. Erickson as a full time employee and terminated our consulting agreement with High Power Video, LLC.

On or about June 13, 2007, we retained Ford, Burridge & Higbee to assist us with certain legal matters.  Adam D. Ford, a member of our Board of Directors, is a partner with this firm.  On or about September 2008, the name of the firm changed to Ford & Huff.  We dispersed consulting fees totaling $742 and $2,465 for the years ended December 31, 2011 and 2010.

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

During the year ended December 31, 2009, we advanced funds to three separate employees for a total amount of $12,000. Each employee entered into a promissory note in favor of ZYTO with a maturity date of December 31, 2010. In December 2010, we forgave two of the promissory notes from employees totaling $11,500.  None of these employees are officers, directors, or executives of ZYTO. We did not recognize interest on these notes.

Director Independence

Five of the seven members of our Board, Adam D. Ford, Hammad M. Shah, Gene V. Nielsen, Matthew DeVries, and Sherman Hawkes meet the qualifications for independence under the applicable NASDAQ listing standards.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Hansen, Barnett & Maxwell, P.C. (“HBM”) is our independent registered public accounting firm.

Audit Fees

The aggregate fees billed or to be billed by HBM for professional services rendered for the audit of our annual financial statements, review of our quarterly financial statements or services that are normally provided in connection with statutory and regulatory filings were $50,000 and $75,916 for the years ended December 31, 2011 and 2010, respectively.

Audit Related Fees

There were no fees billed by HBM for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the years ended December 31, 2011 and 2010.

Tax Fees

There were no fees billed by HBM for professional services for tax compliance, tax advice, tax planning for the years ended December 31, 2011 and 2010.

All Other Fees

There were no fees billed by HBM for other products and services for the years ended December 31, 2011 and 2010.

Audit Committee’s Pre-Approval Process

The Audit Committee is responsible for the appointment, compensation, removal, and oversight of the work of our independent registered public accounting firm.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2011 and 2010

ZYTO CORP AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
AND
CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ZYTO Corp
Lindon, Utah

We have audited the accompanying consolidated balance sheets of ZYTO Corp and subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ZYTO Corp and subsidiaries as of December 31, 2011 and 2010 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
March 30, 2012

ZYTO CORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$87,364	$39,360
Accounts receivable, net of allowance for doubtful accounts
of $115,633 and $56,228, respectively	217,712	307,480
Prepaid expenses	32,245	24,873
Inventories	17,558	55,837
Other current assets	7,525	7,500
Total current assets	362,404	435,050

Long-term accounts receivable, net of allowance for doubtful accounts
of $13,071 and $0, respectively	117,647	-
Property and Equipment, net of accumulated depreciation
of $259,747 and $186,376, respectively	132,693	182,526
Technology, net of accumulated amortization
of $109,650 and $0, respectively	317,581	227,306
Total assets	$930,325	$844,882

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$488,967	$474,100
Accrued expenses	178,121	99,604
Accrued interest related party	406,003	288,413
Line of credit	100,000	100,000
Short-term notes payable	96,942	46,942
Deferred revenue	104,927	53,816
Current portion of capital lease	4,296	3,214
Total current liabilities	1,379,256	1,066,089

Warranty Reserve	8,476	8,476

Related Party Note Payable	2,371,241	2,242,482

Capital lease, net of current portion	9,522	13,695

Total liabilities	3,768,495	3,330,742

STOCKHOLDERS' DEFICIT
Common stock, par value $.0001 per share,
200,000,000 shares authorized and 34,857,543 and 34,932,543
shares issued and 34,857,543 and 34,332,543 outstanding
at December 31, 2011 and December 31, 2010, respectively	3,486	3,433
Additional paid-in capital	5,267,765	5,198,992
Subscriptions receivable	(2,000)	(2,000)
Accumulated deficit	(8,107,421)	(7,686,285)

Total stockholders' deficit	(2,838,170)	(2,485,860)

Total liabilities and stockholders' deficit	$930,325	$844,882

The accompanying notes are an integral part of these consolidated financial statements.

ZYTO CORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,

	2011	2010

Revenues, net	$4,094,617	$4,033,030
Cost of sales	248,102	354,041

Gross Profit	3,846,515	3,678,989

Operating Expenses:
Selling and marketing expenses	1,893,401	1,916,668
General and administrative expenses	1,728,636	1,622,343
Research and development expenses	269,731	155,261

Total operating expenses	3,891,768	3,694,272

Loss from operations	(45,253)	(15,283)

Other Income (Expense):
Other income	4,622	2,939
Settlement expense	(10,000)	-
Interest expense	(370,505)	(329,551)

Total other expense	(375,883)	(326,612)

Loss before income taxes	(421,136)	(341,896)

Income Tax Provision	-	9,095

Net Loss	$(421,136)	$(332,801)

Basic and Diluted Loss Per Share	$(0.01)	$(0.01)

Basic and Diluted Weighted Average Shares Outstanding	34,771,447	33,579,164

The accompanying notes are an integral part of these consolidated financial statements.

ZYTO CORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2011

			Additional
	Common Stock		Paid-in	Accumulated	Subscriptions
	Shares	Amount	Capital	Deficit	Receivable	Total

Balance at December 31, 2009	30,662,543	$3,066	$4,590,549	$(7,353,484)	$(2,000)	$(2,761,869)

Issuance of common stock for services	750,000	75	93,254	-	-	93,329

Conversion of debt to equity	1,170,000	117	69,817	-	-	69,934

Issuance of warrants for modification
of debt terms	-	-	375,547	-	-	375,547

Exercise of warrants for accrued interest	1,750,000	175	69,825	-	-	70,000

Net Loss	-	-	-	(332,801)	-	(332,801)

Balance at December 31, 2010	34,332,543	$3,433	$5,198,992	$(7,686,285)	$(2,000)	$(2,485,860)

Issuance of common stock for services	500,000	50	53,239	-	-	53,289

Share-based compensation from issuance of options	-	-	13,286	-	-	13,286

Issuance of common stock for debt	25,000	3	2,248	-	-	2,251

Net Loss	-	-	-	(421,136)	-	(421,136)

Balance at December 31, 2011	34,857,543	$3,486	$5,267,765	$(8,107,421)	$(2,000)	$(2,838,170)

The accompanying notes are an integral part of these consolidated financial statements.

ZYTO CORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2011	2010
Cash Flows from Operating Activities:
Net Loss	$(421,136)	$(332,801)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	183,021	58,288
Amortization of debt discount	128,760	118,029
Contingency loss	10,000	-
Provision for bad debt	72,476	61,403
Share-based compensation	13,286	-
Issuance of common stock for services	53,289	93,329
Issuance of common stock in connection with debt	2,251	-
Impairment of investment	-	50,000
Deferred income taxes	-	(9,095)
Changes in operating assets and liabilities:
Accounts receivable	(100,356)	(151,489)
Inventories	38,279	136,327
Related party receivable	-	11,500
Prepaid expenses	(7,372)	8,174
Other current assets	(25)	6,743
Accounts payable	5,295	148,020
Accounts payable related party	(428)	(2,161)
Accrued expenses	78,516	30,759
Accrued interest related party	117,591	81,344
Deferred revenue	51,111	28,587

Net cash provided by operating activities	224,558	336,957

Cash Flows from Investing Activities:
Purchase of equipment	(23,538)	(144,037)
Capitalization of software development costs	(199,925)	(126,005)
Long term investment	-	(11,301)
Proceeds from related party notes receivable	-	800
Net cash used in investing activities	(223,463)	(280,543)

Cash Flows from Financing Activities:
Principal payments on related party notes	-	(43,431)
Principal payments on notes payable	(3,091)	(41,500)
Proceeds from notes payable	50,000	17,588

Net cash provided by (used in) financing activities	46,909	(67,343)

Net Increase (Decrease) in Cash and Cash Equivalents	48,004	(10,929)

Cash and Cash Equivalents, Beginning of Period	39,360	50,289

Cash and Cash Equivalents, End of Period	$87,364	$39,360

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$247,203	$129,511
Conversion of accrued interest for exercise of warrants	-	70,000
Conversion of debt to common stock	-	69,934
Warrants issued at fair value as discount on related party note	-	375,547

The accompanying notes are an integral part of these consolidated financial statements.

ZYTO CORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Note 1.	Organization and Business Activity

Organization – Our Company consists of ZYTO Corp (a Delaware corporation, formerly known as Quiver Corporation (Quiver)) and its wholly owned subsidiary, ZYTO Technologies, Inc. (a Nevada corporation) (the “Subsidiary”).

Business Activity – Our operations consist of the manufacturing and distribution of bio-communication devices and software designed to facilitate communication between computers and the human body.

Business Condition – As of December 31, 2011, and 2010, we had accumulated deficits of $8,107,421 and $7,686,285, respectively.

During the years ended December 31, 2011, and 2010, we recognized net losses of $421,136 and $332,801, respectively.

As of December 31, 2011, and December 31, 2010, our current liabilities exceeded our current assets by $1,016,852 and $631,039, respectively.

These factors raise substantial doubt about our ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

To increase revenue, we intend to grow our customer base by offering new products and expanding the capabilities of our existing products. We anticipate that these new products will create a demand in new markets and increase referrals from existing customers, increasing our product sales, and subsequently our subscription revenue.

Note 2.                  Summary of Significant Accounting Policies

This summary of our significant accounting policies is presented to assist in understanding our consolidated financial statements.  The consolidated financial statements and notes are representations of our management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements.

ZYTO CORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Principles of Consolidation – The consolidated financial statements include our accounts and those of our wholly owned subsidiary. Accounting standards require us to consolidate any variable interest entities for which we are the primary beneficiary; however, as of December 31, 2011 and 2010, there were none. All significant intercompany transactions and accounts are eliminated in consolidation.

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

Revenue Recognition – We recognize revenue from customers upon the delivery of the system hardware.  At the time payment is received, the system hardware is shipped and the customer receives an e-mail which includes a link to download the software.  Upon shipment, the customer has no right of return and the transaction is final.  Thirty days from the date of purchase, the customer is required to pay a monthly subscription fee in order for the software to remain active.  Subscription revenue is recognized upon the performance of services.  In the event the customer cancels their monthly subscription or the monthly subscription fee is not received, the software automatically deactivates and the equipment is no longer functional. However, the customer still owns the equipment.

We recognize revenue when persuasive evidence of an arrangement exits, delivery has occurred, the customer no longer has the right of return, the fee is fixed or determinable and collection has been made or is reasonably assured.

Revenues are shown net of any related sales or use taxes for sales transactions where applicable.

Cash and Cash Equivalents – We consider all highly-liquid, short-term investments with an original maturity of three months or less to be cash equivalents. All cash balances as of December 31, 2011 and 2010, were in bank accounts that are federally insured.

ZYTO CORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Accounts Receivable – We record receivables due from our customers at the time the sale is recorded in accordance with our revenue recognition policies. These receivables consist of amounts due from the sale of products and services rendered. The future collectability of these amounts can be impacted by our collection efforts, the financial stability of our customers, and the general economic climate in which we operate. Recent economic conditions have increased the uncertainty in making these estimates. Any adverse change in these factors could have a significant impact on the collectability of these assets and could have a material impact on our consolidated financial statements.

We apply a consistent practice of establishing an allowance for accounts that we feel may become uncollectible through reviewing the historical aging of our receivables. When we become aware of the inability of a customer to meet its financial obligations (e.g., where it is in financial distress or has filed for bankruptcy), we specifically reserve for the potential bad debt to reduce the net recognized receivable to the amount we reasonably believe will be collected. The valuation of receivables is performed on a quarterly basis. Amounts considered uncollectible and shown net of an allowance for doubtful accounts are $128,704 and $56,228 at December 31, 2011 and 2010, respectively.

During 2011, we began to offer long-term financing to our customers. As a result, we have classified receivables that are reasonably expected to be realized outside of our normal operating cycle as long-term. These long-term receivables are realized when a customer signs a financing contract for purchases over $5,000, have a maturity of 3-5 years, and bear interest at an annual rate of 24% if the account remains in good standing. In the event the customer defaults, the annual long-term interest increases to 34%. We recognize interest income from these receivables monthly as it is earned. Interest income is recorded as a component of revenues in our consolidated statement of operations.

Concentration of Credit Risk – Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of trade receivables.

Inventories – Inventories are recorded at the lower of cost or market, cost being determined on a first-in, first-out (FIFO) method.  Inventories consist of raw materials and finished goods and totaled $17,558 and $55,837 at December 31, 2011 and 2010, respectively.  There was no reserve for obsolescence in either year.

Property and Equipment – Property and equipment are stated at cost less accumulated depreciation.  Depreciation is determined using the straight-line method over the estimated useful lives of the assets, ranging from 2 to 20 years.  Maintenance and repairs are expensed when incurred and improvements are capitalized.  Gains and losses on the sale or disposition of property and equipment are reflected in our consolidated statement of operations.

ZYTO CORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Basic and Diluted Loss per Share – Basic loss per share is computed on the basis of the weighted-average number of common shares outstanding during the year.  Diluted loss per share is computed on the basis of the weighted-average number of common shares and all dilutive potentially issuable common shares outstanding during the year. Common stock issuable upon conversion of debt and preferred stock, common stock held in escrow, stock options and stock warrants have not been included in the income or loss per common share for 2011 and 2010 as they are anti-dilutive in relation to the calculation of loss per common share from continuing operations.

Share-Based Compensation – We recognize compensation expense for stock-based awards expected to vest on a straight-line basis over the requisite service period of the award based on their grant date fair value.  We estimate the fair value of stock options using a Black-Scholes option pricing model which requires management to make estimates for certain assumptions regarding risk-free interest rate, expected life of options, expected volatility of stock and expected dividend yield of stock.

Shipping and Handling – Shipping and handling billed to customers is recorded as revenue. Shipping and handling costs are included in cost of goods sold.

Advertising – Advertising costs are expensed as incurred and were $20,595 and $71,843 for the years ended December 31, 2011 and 2010, respectively.  Advertising costs are recorded as a component of selling and marketing expenses in our consolidated statement of operations.

Warranty Reserve – We have established a reserve based on our estimation of costs related to the repair and replacement of defective parts and equipment sold under warranty.  This estimate is based on historical rates of defective products. The reserve, net of related repair costs at December 31, 2011 and 2010, was $8,476 and $8,476, respectively. There have been no material warranty claims for the years ended December 31, 2011 and 2010.

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

ZYTO CORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

A tax position that is more likely than not to be achieved is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement, or else a full reserve is established against the tax asset or a liability is recorded. See Note 11 for further information concerning income taxes.

Recent Accounting Pronouncements – In September 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-08, “Intangibles—Goodwill and Other (Topic 350).” The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The adoption of ASU 2011-08 did not have a material effect on our financial position, or results of operations or cash flows.

Note 3. Long-term Investment

In December 2008, we entered into a joint venture with two other companies to advance our technology in the People’s Republic of China.  As part of the joint venture, we contributed technology in the form of software and hardware and a capital contribution amount of $38,699, for a total capital contribution amount of $50,000.  The other parties contributed technology, operating and marketing experience in the People’s Republic of China and a capital contribution amount of $1,200,000.  We own a 15 percent interest in the joint venture.

On September 21, 2009, the parties amended certain provisions of the agreement to pay us a royalty of 15 percent of revenue received related to hardware, software and subscription sales attributable to our intellectual property.  As of December 31, 2011 and 2010, we had not recognized any revenue as a result of the joint venture.

During the year ended December 31, 2010, we recognized an impairment loss of $50,000 from a write down of this investment to its respective fair value of $0. This was included in general and administrative expenses on our consolidated statement of operations. There was no impairment loss recognized during the year ended December 31, 2011.

ZYTO CORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Note 4. Inventory

Inventory consisted of the following as of December 31,2011 and 2010:

	December 31,	December 31,
	2011	2010
Raw Materials	$4,631	$36,192
Finished Goods	12,927	19,645
	$17,558	$55,837

Note 5. Property and Equipment

Property and equipment consisted of the following as of December 31, 2011 and 2010:

	December 31,	December 31,
	2011	2010
Computer equipment	$182,678	$173,952
Furniture and fixtures	98,966	93,164
Production equipment	62,681	61,185
Software	48,115	40,601
	392,440	368,902
Accumulated depreciation	(259,747)	(186,376)
	$132,693	$182,526

Depreciation expense for the years ended December 31, 2011 and 2010, was $73,371 and $58,288, respectively. This is recorded in general and administrative expenses on our consolidated statement of operations.

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, as follows:

Life
Computer equipment	2-3 years
Software	2-3 years
Furniture and fixtures	5-7 years
Production equipment	3-20 years

ZYTO CORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Note 6. Line of Credit

On December 14, 2010, we renegotiated and amended our existing line of credit with a financial institution. Under this revolving line of credit, as amended, we have $100,000 of available borrowings with a maturity date of December 5, 2011. As of December 31, 2011 and 2010, the amount drawn on the line totaled $100,000.  The interest rate to be applied to the unpaid principal balance during the term is 5.25% per annum as of December 31, 2011, and December 31, 2010.  During the year ended December 31, 2011 and 2010, we recognized interest expense from the line of credit of $4,577 and $3,477, respectively.

Borrowings under the line were collateralized by a security interest in all of our assets. The line of credit is personally guaranteed by one of our principal officers. The bank has extended our line of credit until April 2012. As of the date of this Report, we were in negotiations to extend the maturity date of the line of credit further.

Note 7. Notes Payable

On August 1, 2009, we amended and restated the terms of a note payable with InteMedica, LLC. This note bears interest at 12% per annum, with $8,000 due monthly until paid in full. As of the date of this Report, the note payable was in default. As of December 31, 2011, the note payable balance was $46,942 and accrued interest totaled $6,368.

On January 28, 2011, we received $50,000 in exchange for a promissory note.  The 18-month note expires on June 28, 2012, and bears interest at 10% per annum. As part of the agreement, we issued the lender 25,000 shares of common stock (see Note 13). We plan to make interest-only payments until the maturity date, at which time the full principal amount is payable.

ZYTO CORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Notes payable consisted of the following as of December 31, 2011 and December 31, 2010:

Unsecured note payable to InteMedica, LLC,
interest at 12%, monthly payments of $8,000, in default	$46,942	$46,942

Unsecured note payable to shareholder, interest at 10%,
interest payments due monthly, principal due at June 28, 2012	50,000	-

Total notes payable	96,942	46,942

Less current portion	(96,942)	(46,942)

Long-term portion	$-	$-

Note 8. Related Party Note Payable

On January 1, 2010, we executed an amended and restated promissory note with an officer for intellectual property and other related technologies, extending the maturity date to December 31, 2012, and increasing the interest rate from 5 percent to 7 percent per annum. On March 26, 2012, we executed an amended and restated promissory note extending the maturity date to December 31, 2013. During the year ended December 31, 2011 and 2010 we recognized interest expense from the promissory note of $175,002 and $174,521, respectively. During the years ended December 31, 2011 and 2010 we paid $57,411 and $88,099 in cash to the officer for interest expense from the promissory note, respectively.

In exchange for the amended and restated terms of the promissory note executed January 1, 2010, we issued the officer a warrant for 1,750,000 shares of our common stock at an exercise price of $0.04 per share, based on the closing market price of our common stock on the date of the exchange.  During the year ended December 31, 2011 and 2010 we recognized interest expense from the warrant of $128,759 and $118,029, respectively. During the years December 31, 2011 and 2010 no cash was paid to the officer for interest expense from the warrant.

ZYTO CORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Related party note payable consisted of the following as of December 31, 2011 and December 31, 2010:

	December 31,	December 31,
	2011	2010

Unsecured note payable to shareholder, interest at 7%,
net of discount of $128,759 and $257,518, respectively	$2,371,241	$2,242,482

Total related party notes payable	2,371,241	2,242,482

Less current portion	-	-

Long-term portion	$2,371,241	$2,242,482

Note 9. Research and Development

During the years ended 2011 and 2010, we capitalized $199,925 and $126,005, respectively, of costs relating to significant enhancements and upgrades to our proprietary software.  We capitalize certain software development costs incurred subsequent to the establishment of technological feasibility and amortize those costs over the estimated lives of the related products. As of December 31, 2010, technological feasibility had been established and no amortization was incurred. During 2011, amortization of these costs was $109,650. During the years ended December 31, 2011 and 2010, we expensed $269,731 and $155,261 of research and development costs, respectively. This is recorded in general and administrative expenses on our consolidated statement of operations.

Amortization is computed on a straight-line basis over the estimated useful lives of the assets. All capitalized software development costs have been amortized over their estimated useful life of 3 years.

Future amortization costs related to capitalized research and development are as follows:

2012	$142,411
2013	142,411
2014	32,759
Total amortization costs	$317,581

ZYTO CORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Note 10. Commitments and Contingencies

Operating Leases – We are obligated under certain non-cancelable operating leases for the rental of office space.  Total lease expense for the years ended December 31, 2011 and 2010 was $172,880 and $116,019, respectively.  Future minimum lease payments under non-cancelable operating leases are as follows:

2012	$186,871
2013	192,477
2014	32,236
Total minimum payments	$411,584

Lawsuits - We were involved in four lawsuits in Orange County Superior Court for the State of California. In November 2011, we reached settlements in all four cases to resolve all matters related to the lawsuits against us. Under the terms of the settlement, without admitting fault or liability of any kind, we agreed to and paid $10,000 to the plaintiffs. These individuals dismissed the lawsuits with no ability to reassert its claims against us. As a result, $10,000 for the settlements has been recorded in our statement of operations in other expense for the year ended December 31, 2011. We had no settlement expenses during the year ended December 31, 2010.

Other litigation has arisen in the normal course of our business, none of which is deemed to be material.

Note 11. Income Taxes

The provision for income taxes charged to operations was as follows:

	2011	2010
Current
Federal	$-	$-
State - Non-income minimum tax	-	-
	-	-

Deferred
Federal	$-	$(9,095)
State	-	-
	$-	$(9,095)

ZYTO CORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010
Net deferred tax assets were comprised of the following at December 31, 2011 and 2010:

	2011	2010
Current deferred tax assets (liabilities)
Warranty reserve	$2,437	$2,437
Related party interest	116,727	82,919
Allowance for doubtful receivables	37,002	16,166
Accrued Payroll	5,750	-
Valuation allowance	(160,589)	(100,423)
	$1,327	$1,099

	2011	2010
Long-term deferred tax assets (liabilities)
Goodwill	$32,563	$35,523
LSA technology	1,459,548	1,428,023
Fixed assets	(18,462)	(23,631)
Investment loss	14,375	14,375
Charitable contribution	1,941	503
Net operating loss	583,725	603,374
Valuation allowance	(2,075,017)	(2,059,266)
	(1,327)	(1,099)
	$-	$-

At December 31, 2011 and 2010, we had federal and state net operating losses of approximately $2.0 million and $2.2 million, respectively. The federal and state net operating loss carryforwards begin to expire in 2026 and 2021, respectively.

As of December 31, 2011, we believed it was more likely than not that the deferred tax assets would not be realized due to uncertainties as to the timing and amounts of future taxable income. Accordingly, valuation allowances of approximately $2.1 million were recorded as of December 31, 2011 and 2010, respectively.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income from operations as a result of the following:

ZYTO CORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

	2011	2010
Federal income taxes at statutory rates	$(105,284)	$(85,474)
State income taxes, net of federal benefit	(9,937)	(7,993)
Nondeductible expenses	7,323	2,621
Warrant amortization	32,190	29,464
Valuation allowance	75,888	52,076
Other	(180)	211
	$-	$(9,095)

We file tax returns in the U.S. Federal jurisdiction, and in the state of Utah. We are no longer subject to U.S. federal tax examinations for tax years before and including December 31, 2007. During the years ended December 31, 2011 and 2010, we did not recognize interest and penalties.

Note 12. Capital Lease

In October 2010, we entered into a $17,588 lease agreement for the purpose of financing capital equipment. The lease agreement is payable in 60 monthly payments and bears interest at a rate of 7.00% per annum. The loan amount is collateralized by the equipment leased.

Future minimum lease payments under our non-cancelable capital lease are as follows:

Year ended December 31,
2012	$4,296
2013	4,296
2014	4,296
2015	2,809
Total future minimum lease payments	15,697
Amount representing interest	(1,879)
Present value of future minimum lease payments	13,818
Current portion of capital lease	(4,296)
Capital lease, less current portion	$9,522

ZYTO CORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Note 13. Equity

During the year ended December 31, 2009, we entered into a verbal agreement with a public relations firm to provide public and financial communication services.  As compensation for their services, two shareholders transferred a total of 1,170,000 shares of unrestricted common stock on our behalf.  The shares were valued at approximately $0.06 per share, which was the closing market price of our common stock on the date they were transferred.  Accordingly, we recorded two payables to reimburse the two shareholders.  On February 23, 2010, we satisfied the payables by issuing 1,170,000 shares of restricted common stock to the shareholders.

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

On June 15, 2010, we entered into an additional agreement with the public relations firm retained in 2009 and 2010 to provide public and financial communication services.  The agreement was for a period of twelve and one half months.  As compensation for services, we agreed to issue 1,200,000 shares of restricted common stock to the public relations firm. As of December 31, 2011, we had issued 1,100,000 shares, 600,000 shares in 2010 and 500,000 in 2011, of the 1,200,000 shares due under the contract, and mutually agreed to terminate the remainder of the contract.  The shares were valued based on the closing price our common stock on the date they were released from escrow. The total value of the shares issued for the year ended December 31, 2011 and 2010 was $55,540 and $57,329, respectively, of which the entire amount was expensed.

ZYTO CORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

As discussed in Note 7, we received $50,000 from a related party in exchange for a promissory note.  The 18-month note expires on June 28, 2012, bearing interest at 10% per annum. As part of the agreement we issued the lender 25,000 shares of common stock. The shares were valued at a grant date fair value of $0.09 per share, based on the closing price of our common stock on the date of issue. The total value of the shares issued was $2,251, which was determined by multiplying the number of shares granted by the closing market price of our common stock on the grant date. This was recorded in general and administrative expenses on our consolidated statement of operations.

At the 2011 Annual Meeting on December 6, 2011, our stockholders approved an amendment to our Certificate of Incorporation to increase the number of shares of our common stock from 80,000,000 to 200,000,000 shares.

Note 14. Stock Options

On July 8, 2011 the Board approved the ZYTO Corp 2011 Equity Incentive Plan (“the 2011 Plan”). On December 6, 2011, the stockholders also approved the 2011 Plan.

The 2011 Plan permits the granting of equity awards to purchase up to 5,000,000 shares of common stock. Persons eligible to participate in the 2011 Plan include members of the Board, our consultants, all of our employees, and our subsidiary, as determined by the Board. As of December 31, 2011, there were 3,045,002 shares available to distribute under the 2011 Plan.

On August 16, 2011, we granted stock options to acquire 1,864,998 shares of common stock to our employees, valued at $54,589. These options are exercisable at $0.03 per share, based on the closing price of our common stock on the date of issue. These options vest yearly over three years starting August 16, 2012, and expire on August 16, 2021.

On August 16, 2011, we granted stock options to acquire 90,000 shares of common stock to certain non-employee directors, valued at $2,624. These options are exercisable at $0.03 a share, based on the closing price of our common stock on the date of issue. These options vest annually starting August 16, 2012 and expire August 16, 2021. These options vest over 2 years.

ZYTO CORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

A summary of the status of stock options at December 31, 2011 and 2010, and changes during the years then ended, is presented in the following table:

Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under Option	Exercise	Contractual	Intrinsic
	or Warrant	Price	Life	Value
Outstanding at December 31, 2010	-	$-	-
Granted or issued	1,954,998	0.03

Outstanding at December 31, 2011	1,954,998	0.03	9.63 years	$-

Exercisable at December 31, 2011	-	-	-	-

The fair value of stock options is estimated on the date of grant or issuance using the Black-Scholes option pricing model.  The weighted-average fair value of the stock options granted or issued during the year ended December 31, 2011 was $0.0292 per share.  The weighted-average assumptions used for the stock options and compensation-based warrants granted or issued during the year ended December 31, 2011 were risk-free interest rate of 1.54%, volatility of 183%, expected life of 5.98 years, and dividend yield of zero.  The assumptions employed in the Black-Scholes option pricing model include the following.  The expected life of stock options and compensation-based warrants is equal to the average of the vesting period and the term of the option, as allowed for under the simplified method prescribed by Staff Accounting Bulletin 107. The expected volatility is based on the historical price volatility of our common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related stock options or compensation-based warrants. The dividend yield represents anticipated cash dividends to be paid over the expected life of the stock options or warrants.

Generally accepted accounting principles for stock options require the recognition of the cost of services received in exchange for an award of equity instruments in the financial statements, is measured based on the grant date fair value of the award, and requires the compensation expense to be recognized over the period during which an employee or other service provider is required to provide service in exchange for the award (the vesting period).  No income tax benefit has been recognized for share-based compensation arrangements and no compensation cost has been capitalized in the accompanying consolidated balance sheet.

ZYTO CORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

As of December 31, 2011, there was approximately $43,927 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of approximately 1.29 years.  For the year ended December 31, 2011, we recorded compensation expense related to stock options of $13,286 as a general and administrative expense in our consolidated statement of operations.  There was no compensation expense related to stock options for the year ended December 31, 2010.

Note 15. Concentrations

During the year ended December 31, 2010, we purchased approximately 83% of our inventory from two separate suppliers. During the year ended December 31, 2011, we purchased approximately 83% of our inventory from the same two suppliers. We currently purchase all of our Hand Cradle boards and Hand Cradle shells, important components of our products, from two suppliers. Although there are a limited number of manufacturers of these components, management believes that other suppliers could provide similar components on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely.

Note 16. Subsequent Event

On March 26, 2012, we executed an amended and restated promissory note with a related party (Company officer) for intellectual property and other related technologies, extending the maturity date from December 31, 2012 to December 31, 2013, and bearing interest at 7% per annum (see Note 8).

Exhibits

The following documents are filed as exhibits hereto unless otherwise indicated:

Exhibit No.	Exhibit Description
2.1
Securities and Exchange Agreement dated as of September 6, 2006 by and among Quiver Corporation, ZYTO Corp and The Shareholders of ZYTO Corp (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 10-12G filed with the Commission on November 3, 2010)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-12G filed with the Commission on November 3, 2010)
3.1.1	Certificate of Amendment of the Amended and Restated Certificate of Incorporation
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-12G filed with the Commission on November 3, 2010)
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

10.19	Amended and Restated Promissory Note, dated March 26, 2012
14	Code of Business Conduct and Ethics (Previously filed as Exhibit 14 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 15, 2011, and incorporated herein by reference).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 30, 2012

ZYTO Corp

/s/ VAUGHN R COOK
Vaughn R Cook
Chief Executive Officer (Principal Executive Officer)

/s/ Brian E Halladay
Brian E Halladay
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
s/ Vaughn R Cook Vaughn R Cook	Chief Executive Officer (Principal Executive Officer)	March 30, 2012
/s/ Brian E. Halladay Brian E. Halladay	Chief Financial Officer (Principal Financial Officer)	March 30, 2012
/s/ Kami J. Howard Kami J. Howard	President, Chief Operating Officer Director	March 30, 2012
/s/ Gene V. Nielsen Gene V. Nielsen	Director	March 30, 2012
/s/ Matthew DeVries Matthew DeVries	Director	March 30, 2012
/s/ Adam D. Ford Adam Ford	Director	March 30, 2012
/s/ Hammad M. Shah Hammad M. Shah	Director	March 30, 2012
/s/ Sherman Hawkes Sherman Hawkes	Director	March 30, 2012