Form 10-Q
period 2012-03-31
Zyto Corp
filed 2012-05-15
CIK 1406796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,857,543 shares of common stock, par value $0.0001 per share, as of May 15, 2012.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	25
Item 6.	Exhibits	26

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

ZYTO CORP AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$99,119	$87,364
Accounts receivable, net of allowance for doubtful accounts of $82,007 and $115,633, respectively	255,688	217,712
Prepaid expenses	67,310	32,245
Inventories	30,840	17,558
Other current assets	7,525	7,525
Total current assets	460,482	362,404

Long-term accounts receivable, net of allowance for doubtful accounts of $46,696 and $13,071, respectively	145,027	117,647
Property and Equipment, net of accumulated depreciation of $276,603 and $259,747, respectively	121,667	132,693
Technology, net of accumulated amortization of $148,721 and $109,650, respectively	338,713	317,581
Total assets	$1,065,889	$930,325

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$421,658	$488,967
Accrued expenses	199,954	178,121
Accrued interest related party	444,383	406,003
Line of credit	100,000	100,000
Short-term notes payable	96,942	96,942
Deferred revenue	143,419	104,927
Current portion of capital lease	4,296	4,296
Total current liabilities	1,410,652	1,379,256

Warranty Reserve	8,476	8,476

Related Party Note Payable	2,403,430	2,371,241

Capital lease, net of current portion	6,854	9,522

Total liabilities	3,829,412	3,768,495

STOCKHOLDERS' DEFICIT
Common stock, par value $.0001 per share, 200,000,000 shares authorized and 34,857,543 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	3,486	3,486
Additional paid-in capital	5,276,589	5,267,765
Subscriptions receivable	(2,000)	(2,000)
Accumulated deficit	(8,041,598)	(8,107,421)

Total stockholders' deficit	(2,763,523)	(2,838,170)

Total liabilities and stockholders' deficit	$1,065,889	$930,325

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYTO CORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2012	2011

Revenues, net	$1,086,580	$808,114
Cost of sales	41,181	69,836

Gross Profit	1,045,399	738,278

Operating Expenses:
Selling and marketing expenses	343,703	455,353
General and administrative expenses	552,529	489,504
Research and development expenses	58,884	38,397

Total operating expenses	955,116	983,254

Income (Loss) from operations	90,283	(244,976)

Other Income (Expense):
Other income	66,897	-
Interest expense	(91,357)	(86,176)

Total other income (expense)	(24,460)	(86,176)

Net Income (Loss)	$65,823	$(331,152)

Basic Income (Loss) Per Share	$0.00	$(0.01)

Basic Weighted Average Shares Outstanding	34,857,543	34,547,170

Diluted Income (Loss) per Share:
Net Income (Loss) per Common Share	$0.00	$(0.01)

Diluted Weighted-Average Shares Outstanding	36,812,541	34,547,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYTO CORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities:
Net Income (Loss)	$65,823	$(331,152)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	55,927	39,795
Amortization of debt discount	32,190	32,190
Provision for bad debt	-	13,544
Share-based compensation	8,824	-
Issuance of common stock for services	-	41,789
Issuance of common stock in connection with debt	-	2,251
Changes in operating assets and liabilities:
Accounts receivable	(65,357)	50,698
Inventories	(13,282)	8,767
Prepaid expenses	(35,065)	(10,710)
Accounts payable	(67,309)	85,107
Accrued expenses	21,833	29,223
Accrued interest related party	38,380	7,774
Deferred revenue	38,492	10,734

Net cash provided by (used in) operating activities	80,456	(19,990)

Cash Flows from Investing Activities:
Purchase of equipment	(5,830)	(12,575)
Capitalization of software development costs	(60,203)	(45,260)

Net cash used in investing activities	(66,033)	(57,835)

Cash Flows from Financing Activities:
Principal payments on notes payable	(2,668)	(420)
Principal payments on line of credit	-	(11,000)
Proceeds from notes payable	-	50,000

Net cash provided by (used in) financing activities	(2,668)	38,580

Net Increase (Decrease) in Cash and Cash Equivalents	11,755	(39,245)

Cash and Cash Equivalents, Beginning of Period	87,364	39,360

Cash and Cash Equivalents, End of Period	$99,119	$115

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$51,553	$75,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYTO CORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Organization and Business Activity

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements of ZYTO Corp and subsidiary (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles. These accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Operating results for the three months ended March 31, 2012, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2012, or any portion thereof.

Unless the context otherwise requires, all references to “we,” “us,” “our,” the “Company” and “ZYTO” are to ZYTO Corp and subsidiary.

Organization – Our Company consists of ZYTO Corp (a Delaware corporation, formerly known as Quiver Corporation (“Quiver”)) and its wholly owned subsidiary, ZYTO Technologies, Inc. (a Nevada corporation)(the “Subsidiary”).

Business Activity – Our Company’s operations consist of the manufacturing and distribution of biocommunication devices and software designed to facilitate communication between computers and the human body.

Business Condition – As of March 31, 2012, and December 31, 2011, we had an accumulated deficit of $8,041,598 and $8,107,421 respectively.

During the three months ended March 31, 2012 and 2011, we recognized net income of $65,823 and a net loss of $331,152, respectively.

As of March 31, 2012, and December 31, 2011, our current liabilities exceeded our current assets by $950,170 and $1,016,852, respectively.

These factors raise substantial doubt about our ability to continue as a going concern.  The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.  To increase revenue, we intend to focus on customer retention and expanding our customer base.

ZYTO CORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Principles of Consolidation – The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, and its subsidiary in which the Company has a controlling financial interest. The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiary at March 31, 2012, and for the three months ended March 31, 2012 and 2011, reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the consolidated financial position and results of operations for the periods presented. All significant intercompany transactions and accounts are eliminated in consolidation.

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

ZYTO CORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

We apply a consistent practice of establishing an allowance for accounts that we feel may become uncollectible through reviewing the historical aging of our receivables. When we become aware of the inability of a customer to meet its financial obligations (e.g., where it is in financial distress or has filed for bankruptcy), we specifically reserve for the potential bad debt to reduce the net recognized receivable to the amount we reasonably believe will be collected. The valuation of receivables is performed on a quarterly basis. Amounts considered uncollectible and shown net of an allowance for doubtful accounts were $128,703 and $128,704 at March 31, 2012, and December 31, 2011, respectively.

During 2011, we began to offer long-term financing to our customers. As a result, we have classified receivables that are reasonably expected to be realized outside of our normal operating cycle as long-term. These long-term receivables are realized when a customer signs a financing contract for purchases over $5,000, have a maturity of 3-5 years, and bear interest at an annual rate of 24% if the account remains in good standing. In the event the customer defaults, the annual long-term interest increases to 34%. We recognize interest income from these receivables monthly as it is earned. Interest income is recorded as a component of revenues in our condensed consolidated statement of operations.

Other Income – During the three months ended March 31, 2012, other income included a gain on forgiveness of debt of $66,897.

Basic and Diluted Income (Loss) per Share – Basic income (loss) per share is computed on the basis of the weighted-average number of common shares outstanding during the year. Diluted income (loss) per share is computed on the basis of the weighted-average number of common shares and all dilutive potentially issuable common shares outstanding during the year.

ZYTO CORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011
Net Income (loss)	$65,823	$(331,152)

Basic Weighted-Average Common Shares Outstanding	34,857,543	34,547,170
Effect of dilutive-securities Options	1,954,998	-
Diluted Weighted-Average Common Shares Outstanding	36,812,541	34,547,170

Basic Income (loss) Per Common Share Net Income (loss)	0.00	(0.01)
Diluted Income (loss) Per Common Share Net Income (loss)	0.00	(0.01)

Note 3.  Inventory

Inventory consisted of the following as of March 31, 2012, and December 31, 2011:

	March 31,	December 31,
	2012	2011
Raw Materials	$14,330	$4,631
Finished Goods	16,510	12,927
	$30,840	$17,558

ZYTO CORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4.  Property and Equipment

Property and equipment consisted of the following as of March 31, 2012, and December 31, 2011:

	March 31,	December 31,
	2012	2011
Computer equipment	$186,589	$182,678
Furniture and fixtures	98,966	98,966
Production equipment	62,681	62,681
Software	50,034	48,115
	398,270	392,440
Accumulated depreciation	(276,603)	(259,747)
	$121,667	$132,693

Depreciation expense for the three months ended March 31, 2012 and 2011, was $16,856 and $18,604, respectively.

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, as follows:

Life
Computer equipment	2-3 years
Software	2-3 years
Furniture and fixtures	5-7 years
Production equipment	3-20 years

Note 5.  Line of Credit

On February 7, 2012, we renegotiated and amended our existing line of credit with a financial institution. Under this revolving line of credit, as amended, we had $100,000 of available borrowings with a maturity date of April 5, 2012. As of March 31, 2012 and December 31, 2011, the amount drawn on the line totaled $100,000.  The interest rate to be applied to the unpaid principal balance during the term is 5.25% per annum as of March 31, 2012 and December 31, 2011.

ZYTO CORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Borrowings under the line were collateralized by a security interest in all of our assets. The line of credit is personally guaranteed by one of our principal officers. As of May 15, 2012, we were in negotiations to extend the maturity date of the line of credit further.

Note 6.  Notes Payable

On August 1, 2009, we amended and restated the terms of a note payable with InteMedica, LLC. This note bears interest at 12% per annum, with $8,000 due monthly until paid in full. As of March 31, 2012, the note payable was in default. As of March 31, 2012, the note payable balance was $46,942 and accrued interest totaled $7,792.

On January 28, 2011, we received $50,000 in exchange for a promissory note.  The 18-month note matures on June 28, 2012, and bears interest at 10% per annum. As part of the agreement, we issued the lender 25,000 shares of common stock (see Note 11). We plan to make interest-only payments until the maturity date, at which time the full principal amount is payable.

Notes payable consisted of the following as of March 31, 2012, and December 31, 2011:

	2012	2011

Unsecured note payable to InteMedica, LLC, interest at 12%, monthly payments of $8,000, in default	$46,942	$46,942

Unsecured note payable to shareholder, interest at 10%, interest payments due monthly, principal due at June 28, 2012	50,000	50,000

Total notes payable	96,942	96,942

Less current portion	(96,942)	(96,942)

Long-term portion	$-	$-

ZYTO CORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7. Related Party Note Payable

On March 26, 2012, we executed an amended and restated promissory note with an officer for intellectual property and other related technologies, extending the maturity date to December 31, 2013, bearing interest at 7% per annum. During the three months ended March 31, 2012 and 2011, we recognized interest expense from the promissory note of $43,630 and $43,151, respectively. During the three months ended March 31, 2012 and 2011, we paid $5,251 and $37,870 in cash to the officer for interest expense from the promissory note, respectively.

Related party note payable consisted of the following as of March 31, 2012, and December 31, 2011:

	March 31,	December 31,
	2012	2011

Unsecured note payable to shareholder, interest at 7%, net of discount of $96,570 and $128,759, respectively	$2,403,430	$2,371,241

Total related party notes payable	2,403,430	2,371,241

Less current portion	-	-

Long-term portion	$2,403,430	$2,371,241

Note 8. Research and Development

During the three months ended March 31, 2012 and 2011, we capitalized $60,203 and $45,260, respectively, of costs relating to significant enhancements and upgrades to our proprietary software. We capitalize certain software development costs incurred subsequent to the establishment of technological feasibility and amortize those costs over the estimated lives of the related products. During the three months ended March 31, 2012 and 2011, amortization of these costs was $39,071 and $21,191, respectively.  During the three months ended March 31, 2012 and 2011, we expensed $58,884 and $38,397 of research and development costs, respectively. This is recorded in research and development expenses on our condensed consolidated statement of operations.

ZYTO CORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Amortization is computed on a straight-line basis over the estimated useful lives of the assets. All capitalized software development costs have been amortized over their estimated useful life of 3 years.

Future amortization costs related to capitalized research and development are as follows:

2012	$122,167
2013	162,478
2014	52,520
2015	1,548
Total amortization costs	$338,713

Note 9.  Commitments and Contingencies

Operating Leases – The Company is obligated under certain non-cancelable operating leases for the rental of office space.  Total lease expense for the three months ended March 31, 2012 and 2011, was $45,578 and $36,145, respectively.

Future minimum lease payments under non-cancelable operating leases are as follows:

2012	$140,837
2013	192,477
2014	32,236
Total minimum payments	$365,550

Lawsuits – Litigation has arisen in the course of our business, none of which is deemed to be material.

Note 10. Capital Lease

In October 2010, we entered into a lease agreement for the purpose of financing capital equipment. The lease agreement is payable in 60 monthly payments and bears interest at a rate of 7.00% per annum. The loan amount is collateralized by the equipment leased.

Future minimum lease payments under our non-cancelable capital lease are as follows:

ZYTO CORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the nine months ended December 31, 2012	$1,118
For the year ended December 31, 2013	4,296
For the year ended December 31, 2014	4,296
For the year ended December 31, 2015	2,809
Total future minimum lease payments	12,519
Amount representing interest	(1,369)
Present value of future minimum lease payments	11,150
Current portion of capital lease	(4,296)
Capital lease, less current portion	$6,854

Note 11.  Equity

On June 15, 2010, we entered into an agreement with a public relations firm retained in 2009 and 2010 to provide public and financial communication services.  The agreement was for a period of twelve and one half months.  As compensation for services, we agreed to issue 1,200,000 shares of restricted common stock to the public relations firm.  We issued 1,100,000 shares of the 1,200,000 shares due under the contract, and mutually agreed to terminate the remainder of the contract.  The shares are valued based on the fair value of the shares on the date they were released from escrow. The total value of shares issued for the three months ended March 31, 2012 and 2011, was $0 and $41,789, of which the entire amount was expensed.

As discussed in Note 7, we received $50,000 in 2011 from a lender in exchange for a promissory note.  The 18-month note expires on June 28, 2012, bearing interest at 10% per annum. As part of the agreement we issued the lender 25,000 shares of common stock. The shares were valued at a grant date fair value of $0.09 per share. The total value of the shares issued was $2,251, which was determined by multiplying the number of shares granted by the closing market price of our common stock on the grant date.

Note 12. Stock Options

On July 8, 2011, the Board of Directors approved the ZYTO Corp 2011 Equity Incentive Plan (“the 2011 Plan”). On December 6, 2011, the stockholders also approved the 2011 Plan.

ZYTO CORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The 2011 Plan permits the granting of equity awards to purchase up to 5,000,000 shares of common stock. Persons eligible to participate in the 2011 Plan include members of the Board, our consultants, all of our employees, and our subsidiary, as determined by the Board.

There were no issuances from the 2011 Plan for the three months ended March 31, 2012. As of March 31, 2012, there were 3,045,002 shares available for issuance under the 2011 Plan.

On August 16, 2011, we granted stock options to acquire 1,864,998 shares of common stock to our employees, valued at $54,589. These options are exercisable at $0.03 per share, based on the closing price of our common stock on the date of issue. These options vest yearly over three years starting August 16, 2012, and expire on August 16, 2021.

On August 16, 2011, we granted stock options to acquire 90,000 shares of common stock to certain non-employee directors, valued at $2,624. These options are exercisable at $0.03 a share, based on the closing price of our common stock on the date of issue. These options vest annually starting April 1, 2012, and expire August 16, 2021. These options vest over 2 years.

A summary of the status of stock options at March 31, 2012, and changes during the three months then ended, is presented in the following table:

Weighted
	Shares	Weighted	Average
	Under	Average	Remaining	Aggregate
	Option	Exercise	Contractual	Intrinsic
	or Warrant	Price	Life	Value
Outstanding at December 31, 2011	1,954,998	$0.03	9.63	$-
Granted or issued	-	-
Expired	-	-
Outstanding at March 31, 2012	1,954,998	0.03	9.38	19,550

Exercisable at March 31, 2012	-	-	-	-

The fair value of stock options is estimated on the date of grant or issuance using the Black-Scholes option pricing model. The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding prior to exercise. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related stock options. The dividend yield represents anticipated cash dividends to be paid over the expected life of the stock options. The intrinsic values are based on a March 31, 2012, closing price of $0.04 per share.

ZYTO CORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Generally accepted accounting principles for stock options require the recognition of the cost of services received in exchange for an award of equity instruments in the financial statements, is measured based on the grant date fair value of the award, and requires the compensation expense to be recognized over the period during which an employee or other service provider is required to provide service in exchange for the award (the vesting period). No income tax benefit has been recognized for share-based compensation arrangements and no compensation cost has been capitalized in the accompanying condensed consolidated balance sheet.

As of March 31, 2012, there was approximately $35,101 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of approximately 1.97 years. For the three months ended March 31, 2012, we recorded compensation expense related to stock options of $8,824 as a general and administrative expense in our condensed consolidated statement of operations. There was no compensation expense related to stock options for the three months ended March 31, 2011.

Note 13. Concentrations

During the three months ended March 31, 2012, we purchased approximately 69% of our inventory from two separate suppliers. During the year ended December 31, 2011, we purchased approximately 83% of our inventory from the same two suppliers. We currently purchase all of our Hand Cradle boards and Hand Cradle shells, important components of our products, from two suppliers. Although there are a limited number of manufacturers of these components, management believes that other suppliers could provide similar components on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Form 10-Q contains forward-looking statements.  All statements other than statements of historical facts are forward-looking statements, including any projections of milestones, royalties or other financial items, any statements of the plans and objectives of management for the future operations, any statements concerning research and development, proposed new products of licensing or collaborative arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing.  In some cases, forward looking statements can be identified by the use of terminology such as “believes,” “might,” “will,” “expects,” “plans,” “anticipates,” “forecasts,” “estimates,” “potential,” or “continue,” or the negative thereof, or other comparable terminology.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties. Except as required by U.S. federal securities laws, we expressly disclaim any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise after the date hereof.

About ZYTO Corp

This Quarterly Report sets forth certain financial and business information of ZYTO Corp and its wholly owned subsidiary, ZYTO Technologies, Inc. (collectively, “ZYTO,” “we,” “our,” or “us”).

Our operations consist of the manufacturing and distribution of “biocommunication” devices and software designed to facilitate communication between computers and the human body. Biocommunication is accomplished by providing a direct connection between a computer and a living organism (i.e., humans or animals), which facilitates observing and recording shifts in coherence of energy patterns measured by our Hand Cradle device, and perception reframing.   Coherence is defined as two or more things existing without conflict or interference.  Perception reframing is a technique that opens a person to a different way of seeing a circumstance, opportunity, problem, or relationship.  Both of these applications involve concepts that are natural outgrowths of the field of complementary and alternative medicine. Complementary and Alternative Medicine “CAM” is a diverse group of medical and health care systems, practices, and products that are not generally associated with medicine and medical practices common to western hospitals.  These include, but are not limited to, acupuncture, homeopathy, chiropractic, massage, naturopathic medicine, and the use of herbs and nutritional supplements.  With many CAM modalities becoming more accepted in allopathic medicine (acupuncture, for example), the line between CAM and “mainstream” medicine has become increasingly thin.

Recent Corporate Developments

On January 17, 2012, our patent application for “Methods and Devices for Analyzing and Comparing Physiological Parameter Measurements” (the “Patent”) was issued by the United States Patent and Trademark Office (“USPTO”) and given Patent No. 8,099,159.

The Patent covers the methods and devices that are capable of measuring physiological parameters of at least two contact points and determining whether the measured parameters reflect favorable or unfavorable physiological responses. As noted in the application for the Patent filed with the USPTO, the invention encompasses a method that can non-invasively monitor physiological parameters of at least two contact points before and after a stimulus is applied to a subject and compare the measured parameters to determine whether the physiological state of the subject is favorable or unfavorable.

We use this patented method of measuring the skin’s galvanic response to stimuli to provide information to healthcare professionals about an individual’s health and healthcare options.

The grant of the Patent follows the notification we received from the US Food and Drug Administration (the “FDA”) in August 2011 that our Premarket Notification (the “Notification”), submitted pursuant to Section 510(k) of the U.S. Food, Drug and Cosmetic Act (the “Act”), had been approved. We filed the Notification in May of 2011, and on August 30, 2011, the FDA issued its determination that the Hand Cradle was substantially equivalent to other Galvanic skin response measurement devices.

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

Software development and improvement is ongoing, and one of our most important functions.  As more powerful development tools are made available and as the Internet becomes a more powerful vehicle for our products, we intend to capitalize on this improvement by improving our products with increased speed and functionality.

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

Additionally, this new offering (accessible to our customers through www.ZYTO.com) will be the nexus for healthcare professionals using our technology to communicate with their clients.  All ZYTO applications that are sold exclusively to healthcare professionals have the ability to be used remotely over the Internet.  This allows a healthcare professional to “stay in touch” with his or her clients, even if the client is located a great distance from the healthcare professional’s clinic.

Marketed Products

Our technology is designed to be used in a ‘fee for services’ environment.  Even the Compass is designed to facilitate the sale of health products, whether the healthcare professional charges the client for the biosurvey or not.  In every instance, a significant measure of our customer’s success is the financial benefit our technology provides them.  Proper use of our products by our customers will include the ability to explain the technology, proper placement and operation of the technology and devices, and billing practices.

By way of background, our technology uses an interface called a Hand Cradle on which the subject places his or her hand. The Hand Cradle is connected to a computer using a USB port, and through the Hand Cradle the subject receives a stimulus from the computer. The computer then measures the changes in the electrical properties from the skin of the subject’s hand caused by the stimulus. The palm of the hand and the five fingers each contact a separate conductive plate that is in turn connected to the PC board, or computer inside the Hand Cradle.

Each stimulus from the computer is referred to as a “VSI”, an acronym for Virtual Stimulus Item.  VSIs are created in the software using a proprietary process wherein a unique binary string, sometimes referred to as a ‘binary signature,’ is generated, converted to a signal, and that signal is then linked to the physical item.   Linking is accomplished using the Tower, a hardware component included in the Elite System which is primarily an array of antennae used to transmit VSI data at the appropriate time.  The computer will output to the Tower the binary signature or frequency of the VSI; the item represented by the VSI is placed in front of the Tower and the two are linked.  The software used in the linking process indicates when the link is complete.  The output at the Tower is in the form of an electromagnetic non-radiating wave.

As a point of clarification, VSIs are linked to specific items, including drugs, nutritional supplements, etc.  The linking process is confidential and proprietary to ZYTO.  Maintaining such a proprietary and confidential status provides a tremendous trade value to ZYTO.  Accordingly, we have not disclosed the particulars of the linking process in this Form 10-Q, or in any other publicly released document.  What can be disclosed, however, is that the software used in the linking process indicates when the link is complete.

Once this proprietary process is complete, the VSI is used as a stimulus in a scanning sequence called a biosurvey.  VSIs can be created for any number of items including drugs, nutritional supplements, allergens, or homeopathic remedies to name a few.  To date, there are approximately fifteen thousand VSIs available in various ZYTO products.  This number varies depending on the product.  Understanding this process is most easily explained by describing the stimulus-response sequence, as follows.

When a biosurvey is initiated, the computer first queries the Hand Cradle to see if it is properly connected with a hand resting on it.  The computer then samples the digital data coming from the hand.  This sampling period lasts for a few seconds, allowing the hand to acclimate to the Hand Cradle.  Next, the Hand Cradle will take a baseline sampling, measuring electrical resistance (or conductance) of the skin at all contact points.  Subtle changes in electrical resistance at each point are then analyzed using a proprietary algorithm to determine a coherent state.   That data is then transmitted to the computer.  The computer then sends a VSI signal to the Hand Cradle.  This signal creates a rapid burst of data, sometimes referred to as a “ping.”  The Hand Cradle then takes a second, or response, reading measuring electrical characteristics of the skin at all contact points and transfers that data to the computer.  The computer then analyzes the baseline against the response and correlates it with the VSI signal.   The variance between the baseline and the response are expressed numerically as a “deviation Ratio” or a “dR.” If the response pattern is more coherent than the baseline, the dR will be positive; if the response is less coherent the dR will be negative.  If the coherence of the response is the same as the baseline the dR will be zero.  Additionally, the computer will determine variance in coherence and will assign a number, the greater the number the more or less coherent the response.

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

Marketing and sales of our Products are segregated into two distinct areas:  The Compass, and Healthcare Professional.

Compass Product Line

The Compass is a consumer or retail device, sold to distributors of health products who sell through direct sales or network marketing channels.  Before we create a Compass with a library of products (“VSIs”) for any direct sales or network marketing company, that company must meet two requirements: at least twenty products in their product offering and at least 5,000 distributors.  Once an eligible company has been identified, we obtain a sample of each of their products.  VSIs for each of these products are then created and organized into a library of biosurveys.  The Compass is then offered for sale for that company.

The Compass operates similarly to the “Healthcare Professional only” products.  The difference is the presentation of the data in the final report and the VSIs available for inclusion in the biosurvey.  The Compass uses the biosurvey process in the same way as the professional-only line of products but the Compass final report provides much less detail.  The Compass is sold to ‘non-professionals’ who may not have any medical background or licensure.  For this reason, the Compass report does not identify detail such as specific biomarkers or dR numbers (discussed above).  It is also limited in its flexibility.  Compass operators are only allowed to alter the program by filtering its product library according to their physical product inventory.  If the inventory filter is used, the Compass biosurvey will only use the VSIs for products the operator indicates are part of his/her product inventory.

The Compass biosurvey first records the body’s response to a number of VSIs referred to as biomarkers.  These VSIs are representative of 75 anatomical components of the body.  The results of this part of the biosurvey are displayed graphically in what is called a “Stress Profile.”  VSIs that generated the most aggressive responses are plotted outside a range circle and are considered “out of range.”  Next, VSIs for a number of products are used to determine and rank their effect on coherence, or their ability to bring the biomarkers back in range.   The product with the highest positive dR is then used as the stimulating VSI as each of the out-of-range biomarkers are rescanned.  The stress profile will indicate which biomarkers move into range.  If all biomarkers do not move into range the VSI for the product with the next highest positive dR is used, along with the first, as the stimulating signal as the biomarkers are again rescanned.  This process is repeated, adding a new product each time, until the stress profile is resolved, i.e., until all biomarkers have moved into range.

The exercises involved with all of our products do not imply that “all your health issues will go away if you take these products.” However, these exercises provide information that is helpful when choosing what supplements to buy, and/or what prescriptions a healthcare professional should issue, and/or how a healthcare professional can further assist his or her client.

Healthcare Professional Product Line

Elite

The Elite (an upgrade to our previous product, the LSA Pro) is sold only to healthcare professionals.  This product is the most versatile and capable product in the ZYTO lineup.  It gives operators an extensive library of VSIs and the ability for the healthcare professional to add new VSIs to their library.  This proprietary process is the same as explained above; the Elite creates a unique code, converts it to a frequency and that frequency is then linked to the physical item.  The software used in the linking process indicates when the link is complete.  The VSI is then available for the use in the biosurvey sequence.  The Elite also has the ability to author its own biosurveys and to deploy them to other ZYTO systems, specifically the Select.  Additionally, the Elite is able to scan remotely over the Internet.  Remote biosurveys can be conducted over the Internet with a client who has a Hand Cradle connecting over the Internet to a healthcare professional with ZYTO software in a remote location.

Select; Balance

The Select product was released in May 2011 and is an upgrade and replacement for the prior version of the Balance 3.0.  The Select includes full access to products from more than 136 nutritional supplement suppliers and an unlimited range of biosurveys.

The Balance 5.0 product was released in June 2010 and includes full access to products from four nutritional supplement suppliers.  We cooperate in some marketing efforts with these companies as a way to reach a broader audience and as a way to serve their customers better.

The biosurvey built into the Balance (also available in the Select and the Elite) scans a number of VSIs for vertebrae, teeth, organs, and acupuncture meridians, and then draws the body’s response to these items in a graph called a Stress Profile.  The Balance then measures the body’s responses to the VSIs for various nutriceutical products.  VSIs for products that create a positive response are then used in a rescan of the stress profile.

As these product VSIs are introduced throughout the rescan process, the stress profile typically changes.  The change anticipates the physical benefit the client will receive when the supplements are taken, making the process a “simulation” of actually taking the supplements.

The presentation of the data in the final report is both educational and motivating to the client.  The education comes in the form of describing the products whose VSIs created the most positive shift, and the process can be motivational because the descriptions often match what they know about their own health conditions or concerns.  The structure of the report is also motivating, making it simple for the client to understand the benefit that can be expected from the products shown.

The Select and the Balance are sold only to healthcare professionals. Both products are capable of remote scanning over the Internet.

EVOX

The EVOX is a perception reframing tool and sold only to healthcare professionals.  It comes with a Hand Cradle for the purpose of running biosurveys and is used with a headset that plugs into the computer.  The EVOX measures the frequencies (energy) in the voice and uses that information to facilitate what is called perception reframing.

Information carried in the voice exceeds the words spoken.  For example, with a phone call from a stranger, in very few seconds the receiver will likely know the caller’s gender, race, approximate age, general health, and what part of the world they lived in when they were young (their accent).  All this non-articulated information is carried in the voice.  Non-articulated information varies with each topic.  In addition to age, gender, and other information, voice carries attitudes, memories, and beliefs.  In short, voice carries perception.

Perception is important because in many instances it creates an individual’s reality.  Thus, to the extent perception is inadequate, reality can be dysfunctional.  An example of an inadequate perception would be the person who believes all dogs are mean.  While it is true that some dogs are mean, all are not, and a person with this perception will live a dysfunctional “dog” reality.

Another interesting characteristic of perception is that it is almost entirely subconscious, resulting in behaviors that are ‘driven’ by reasons we may not understand or even be aware of.  This subconscious nature makes perceptions almost impossible to alter so they remain static and we live our lives as a recurrent expression of the same dysfunctions.

The EVOX process begins with the creation of a short recording, with the client speaking about a specific topic for about ten to fifteen seconds.  EVOX uses the microphone and the computer’s sound card to record the frequencies in the voice, referred to as voice energy.  Those frequencies are plotted into a graph called a Perception Index.  The Perception Index is then analyzed by the computer and ‘holes or gaps’ (frequencies that are absent) in the frequency pattern are used to determine various frequency VSIs that could be used in the reframe process.  The computer-determined VSIs are then placed into a biosurvey which runs while the client’s hand is on the Hand Cradle.  VSIs that generate a negative dR are deleted; those creating a positive dR are saved and are then output to the Hand Cradle sequentially over a period lasting thirty seconds to ten minutes, depending on operator preference.  During the output period EVOX plays easy-to-listen-to music into headphones worn by the client, and the client is instructed to close his eyes and think about the topic of which he is speaking.  At the end of the output phase, the computer resets for the next recording.  This cycle is called a round.  Over the course of a session (usually consisting of three to ten rounds), the client will usually experience a shift in perception relative to the topic.  This is Perception Reframing.  Perception Reframing can result in an improved golf game, a better relationship with a spouse or child, or the elimination of some self-sabotaging behavior.  This shift is not the result of ‘treating a condition.’ Rather, it is simply expanding or reframing the way the topic is perceived by the client.  Expanded perception creates an ability to exercise more choice.

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

ZYTO.com

We anticipate that our website, www.ZYTO.com, will become the nexus for all ZYTO healthcare professionals and for those professionals and their clients as this will become the portal for all remote biosurvey scans.  Remote use of our technology over the Internet is available and has been for the last several years under the name of “Virtual Clinic.”  Information contained on, or available through, our website is not a part of, and is not incorporated by reference into, this Quarterly Report.

In addition to being the nexus between healthcare professionals and their clients as it relates to remote scans, Management plans for ZYTO.com to have a Store where healthcare professionals can share biosurveys and clinical applications using ZYTO technology.  A healthcare professional owning the Elite will be able to author a biosurvey and post that biosurvey for sale at “The Store,” and other healthcare professionals will be able to benefit from their experience and knowledge.  The net effect is expected to be a more robust sharing of intellectual power and experience. Once the Store is created, we anticipate making revenue from a portion of each sale.

Results of Operations

Three Months Ended March 31, 2012, compared to Three Months Ended March 31, 2011

	For the Three Months Ended
	March 31, 2012 (Unaudited)	March 31, 2011 (Unaudited)
Statement of Operations Data:
Revenues, net	$1,086,580	$808,114
Cost of sales	41,181	69,836
Gross profit	1,045,399	738,278
Total operating expenses	955,116	983,254
Other expense	(24,460)	(86,176)
Net income (loss)	65,823	(331,152)
Net income (loss) per share	0.00	(0.01)

Revenues

Total revenues for the three months ended March 31, 2012, were $1,086,580, compared to $808,114 for the three months ended March 31, 2011, reflecting an increase of $278,466, or 34.4 percent.

Healthcare Professional Product Line

Revenues generated through our Healthcare Professional product line for the three months ended March 31, 2012, were $592,458, compared to $382,380 for the three months ended March 31, 2011, reflecting an increase of $210,078, or 54.9 percent.

Our Elite product sales for the three months ended March 31, 2012 were $231,045, compared to $150,460 for the three months ended March 31, 2011, reflecting an increase of $80,585, or 53.5 percent. Our EVOX product sales for the three months ended March 31, 2012 were $96,448, compared to $45,678 for the three months ended March 31, 2011, reflecting an increase of $50,770, or 111.1 percent. The primary reasons for increase in sales of the Elite and EVOX systems had to do with a special financing promotion during the month of February, where we offered twelve month financing interest-free.

Our Select product sales for the three months ended March 31, 2012 were $53,809. The Select system was released in May 2011 and replaced our prior version of the Balance, which had product sales during the three months ended March 31, 2011, of $8,500. Our Balance product sales for the three months ended March 31, 2012, were $20,434, compared to $44,198 for the three months ended March 31, 2011, reflecting a decrease of $23,764, or 53.7 percent. This was primarily due to a reduction in travel and expenses related to promoting our Balance product.

Our virtual clinic Hand Cradle sales increased $5,095 compared to the three months ended March 31, 2011, due to increased functionality and use of our remote clinics, which allow healthcare professionals to scan clients remotely.

Professional subscription revenue for the three months ended March 31, 2012, increased $47,335 compared to the three months ended March 31, 2011. The increase in revenues generated through our Healthcare Professional product line is attributable to our existing customers continuing to pay their monthly subscription fees and a steady increase of subscribers.

Compass Product Line

Revenues generated through our Compass product line for the three months ended March 31, 2012, were $464,331 compared to $416,438 for the three months ended March 31, 2011, reflecting an increase of $47,893 or 11.5 percent.   The increase in revenues generated through our Compass product line is primarily attributable to a volume increase in our Compass sales of $31,915, and by an increase in our monthly subscription fees of $22,808.

The increase in revenues generated through our Compass product line is attributable to our existing customers continuing to pay their monthly subscription fees and a steady increase of subscribers.

Cost of Sales

Cost of sales for the three months ended March 31, 2012, were $41,181, compared to $69,836 for the three months ended March 31, 2011, reflecting a decrease of $28,655, or 41.0 percent. This decrease was primarily due to having our virtual hand cradles on backorder for much of the quarter, which has a lower gross margin than our professional line of products.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended March 31, 2012, were $343,703 compared to $455,353 for the three months ended March 31, 2011, reflecting a decrease of $111,650 or 24.5 percent.    This decrease was primarily attributable to a decrease in outside consulting costs, travel expenses, and salaries.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2012, were $552,529 compared to $489,504 for the three months ended March 31, 2011, reflecting an increase of $63,025 or 12.9 percent.   The primary factor relating to the increase was an increase in salaries and wages. Other factors relating to the increase included expanding our office space in 2011, which resulted in recognizing an additional $9,433 in office rent expense for the three months ended March 31, 2012, compared to the three months ended March 31, 2011.  These increases were partially offset by a $30,314 decrease in our investor relations expenses, as the engagement of our public relations firm ended in May 2011, and a decrease in legal fees of $42,980.

Research and Development

Research and development expenses for the three months ended March 31, 2012, were $58,884 compared to $38,397 for the three months ended March 31, 2011, reflecting an increase of $20,487 or 53.3 percent. The increase was primarily due to hiring an additional programmer, and an increase in the time spent on improving our current software.

Other Expense

Other expense for the three months ended March 31, 2012, was $24,460 compared to $86,176 for the three months ended March 31, 2011, reflecting a decrease of $61,716 or 71.6 percent. The decrease was primarily due to other income of $66,897 during the three months ended March 31, 2012, resulting from forgiveness of debt.

Net Income/Loss

Our net income for the three months ended March 31, 2012, was $65,823 compared to a loss of $331,152 for the three months ended March 31, 2011.  The net income for the three months ended March 31, 2012, is a direct result of the increase in revenues, and a reduction in operating expenses, as explained in the preceding paragraphs.

Liquidity and Capital Resources

Our sources of liquidity have historically been cash from operations, a working capital line of credit, and debt and equity financing.

As of March 31, 2012, we had cash and cash equivalents of $99,119, current liabilities of $1,410,652, and total current assets of $460,482, with our current liabilities exceeding current assets by $950,170.

Cash Flow

	For the Three Months Ended March 31,
Net cash provided by (used in):	2012	2011
Operating activities	$80,456	$(19,990)
Investing activities	(66,003)	(57,835)
Financing activities	(2,688)	38,580
Net increase (decrease) in cash	11,755	(39,245)

Operating activities:

Cash provided by (used in) operating activities was $80,456 and ($19,990) for the three months ended March 31, 2012 and 2011, respectively. Net cash provided by operating activities during the three months ended March 31, 2012, consisted of our net income of $65,823, which was offset by non-cash expenses of depreciation and amortization of $55,927, changes in amortization of debt discount of $32,190, share-based compensation of $8,824 and a change in working capital of ($82,308).

Net cash used in operating activities during the three months ended March 31, 2011, consisted of our net loss of $331,152, which was offset by non-cash expenses of depreciation and amortization of $39,795, changes in amortization of debt discount of $32,190, provision of bad debt of $13,544, issuance of common stock for services of $41,789, issuance of common stock in connection with debt of $2,251 and a change in working capital of $181,593.

Investing activities:

Cash used in investing activities was $66,033 during the three months ended March 31, 2012, which included $5,830 for property, plant, and equipment purchases, and $60,203 for capitalizing costs relating to significant enhancements and upgrades to our proprietary software.

Cash used in investing activities was $57,835 during the three months ended March 31, 2011, which included $12,575 for property, plant, and equipment purchases, and $45,260 for capitalizing costs relating to significant enhancements and upgrades to our proprietary software.

Financing activities:

Cash used in financing activities was $2,668 during the three months ended March 31, 2012, which consisted of principal payments on notes payable of $2,668.

Cash provided by financing activities was $38,580 during the three months ended March 31, 2011, which included principal payments on notes of $420, principal payments on our line of credit of $11,000, and proceeds from notes payable of $50,000.

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

Going concern

Our independent auditors have issued a “going concern” qualification in its report on our consolidated financial statements for the year ended December 31, 2011, stating that we had an accumulated deficit and negative cash flows.

As of March 31, 2012, and December 31, 2011, we had accumulated deficits of $8,041,598 and $8,107,421 respectively.

During the three months ended March 31, 2012 and 2011, we recognized net income of $65,823 and a net loss of $331,152, respectively.

As of March 31, 2012, and December 31, 2011, our current liabilities exceeded our current assets by $950,170 and $1,016,852, respectively.

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

In addition to being the nexus between healthcare professionals and their clients as it relates to remote scans, ZYTO.com will have a Store where healthcare professionals can share biosurveys and clinical applications using ZYTO technology.  A healthcare professional owning the Elite will be able to author libraries and biosurveys and post them for sale at “The Store.” In this way other healthcare professionals will be able to benefit from their experience and knowledge.  The net effect is expected to be a more robust sharing of intellectual power and experience.

We capitalize all salaries and associated expenses relating to significant enhancements and upgrades to our proprietary software.  Each employee who is involved in the development process is required to maintain a detailed accounting of his or her time as it relates specifically to enhancements and upgrades to our proprietary software.  As of March 31, 2012, the total capitalized amount was $487,434.

During the three months ended March 31, 2012 and 2011, we capitalized $60,203 and $45,260, respectively, of costs relating to significant enhancements and upgrades to our proprietary software. We capitalize certain software development costs incurred subsequent to the establishment of technological feasibility and amortize those costs over the estimated lives of the related products. During the three months ended March 31, 2012 and 2011, amortization of these costs was $39,071 and $21,191, respectively.

These capitalized software development costs are classified as Technology on our balance sheet and considered a critical accounting estimate due to the fact that certain updates relating to the ZYTO 5.0 platform are still in the development phase.  Specifically, we have completed the entire planning stage of the ZYTO 5.0 platform and have determined that the ZYTO 5.0 platform has achieved technological feasibility.  We have not completed all the designing, coding or testing activities for various products that are required prior to release.   Technological feasibility will be established for these products once we have completed the designing, coding and testing activities mentioned above and we conclude that software meets its design specifications including functions, features, and technical performance requirements.  We have only capitalized costs for those components that have achieved technological feasibility.

We account for intangible assets under the applicable guidelines of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 350, “Intangibles – Goodwill and Other” (formerly SFAS 142 “Goodwill and Other Intangible Assets”) and FASB ASC 360, “Property, Plant, and Equipment” (formerly SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”). Where intangible assets have finite lives, they are amortized over their useful life unless factors exist to indicate that the asset has been impaired. We evaluate if the assets are impaired annually or on an interim basis if an event occurs or circumstances change to suggest that the assets value has diminished. Under FASB ASC 360, when deemed necessary, we complete the evaluation of the recoverability of its long-lived assets by comparing the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future undiscounted cash flows of long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values. Under FASB ASC 360 intangible assets with indefinite useful lives are required to be tested annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. As of March 31, 2012, we had not recognized any impairment.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

 As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), an evaluation was performed under the supervision and with the participation of management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, management, including the principal executive officer and principal financial officer, concluded that the design and operation of these disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2012, there were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.                                Exhibits

31. 1	Certification of Chief Executive Officer of ZYTO Corp, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31. 2	Certification of Chief Financial Officer of ZYTO Corp, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32. 1	Certification of Chief Executive Officer of ZYTO Corp, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32. 2	Certification of Chief Financial Officer of ZYTO Corp, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

*           The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYTO CORP
(Registrant)

By	/s/ Vaughn R Cook
Chief Executive Officer
(Principal Executive Officer)

By	/s/ Brian E. Halladay
Chief Financial Officer (Principal Financial Officer)

Date:  May 15, 2012