Form 10-Q
period 2012-06-30
Zyto Corp
filed 2012-08-14
CIK 1406796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,857,543 shares of common stock, par value $0.0001 per share, as of August 14, 2012.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements

ZYTO CORP AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$106,914	$87,364
Accounts receivable, net of allowance for doubtful accounts of $38,903 and $115,633, respectively	354,973	217,712
Prepaid expenses	23,490	32,245
Inventories	34,325	17,558
Other current assets	7,518	7,525
Total current assets	527,220	362,404

Long-term accounts receivable, net of allowance for doubtful accounts of $44,434 and $13,071, respectively	162,514	117,647
Property and Equipment, net of accumulated depreciation of $293,263 and $259,747, respectively	106,929	132,693
Technology, net of accumulated amortization of $193,195 and $109,650, respectively	354,864	317,581
Total assets	$1,151,527	$930,325

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$471,764	$488,967
Accrued expenses	201,534	178,121
Accrued interest related party	480,276	406,003
Line of credit	-	100,000
Short-term notes payable	96,942	96,942
Deferred revenue	79,563	104,927
Current portion of note payable	15,899	-
Current portion of capital lease	4,296	4,296

Total current liabilities	1,350,274	1,379,256

Warranty Reserve	8,476	8,476

Note Payable, net of current portion	80,495	-

Related Party Note Payable	2,435,620	2,371,241

Capital lease, net of current portion	5,573	9,522

Total liabilities	3,880,438	3,768,495

STOCKHOLDERS' DEFICIT
Common stock, par value $.0001 per share, 200,000,000 shares authorized and 34,857,543 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	3,486	3,486
Additional paid-in capital	5,280,170	5,267,765
Subscriptions receivable	(2,000)	(2,000)
Accumulated deficit	(8,010,567)	(8,107,421)

Total stockholders' deficit	(2,728,911)	(2,838,170)

Total liabilities and stockholders' deficit	$1,151,527	$930,325

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYTO CORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2012	2011	2012	2011

Revenues, net	$1,397,785	$1,175,176	$2,484,126	$1,983,290
Cost of sales	115,737	54,014	156,918	123,850

Gross Profit	1,282,048	1,121,162	2,327,208	1,859,440

Operating Expenses:
Selling and marketing expenses	559,039	631,977	902,742	1,087,330
General and administrative expenses	499,105	432,024	1,051,634	921,528
Research and development expenses	104,514	41,581	163,398	79,978

Total operating expenses	1,162,658	1,105,582	2,117,774	2,088,836

Income (Loss) from operations	119,390	15,580	209,434	(229,396)

Other Income (Expense):
Other income	-	-	66,897	-
Interest expense	(88,120)	(81,818)	(179,477)	(167,994)

Total other income (expense)	(88,120)	(81,818)	(112,580)	(167,994)

Net Income (Loss)	$31,270	$(66,238)	$96,854	$(397,390)

Basic Income (Loss) Per Share	$-	$-	$-	$(0.01)

Basic Weighted Average Shares Outstanding	34,857,543	34,824,776	34,857,543	34,683,924

Diluted Income (Loss) per Share:
Net Income (Loss) per Common Share	$-	$-	$-	$(0.01)

Diluted Weighted-Average Shares Outstanding	36,854,715	34,824,776	36,833,628	34,683,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYTO CORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities:
Net Income (Loss)	$96,854	$(397,390)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	117,061	84,486
Amortization of debt discount	64,380	64,379
Provision for bad debt	31,837	13,544
Share-based compensation	12,405	55,538
Changes in operating assets and liabilities:
Accounts receivable	(213,967)	15,470
Inventories	(16,767)	6,862
Prepaid expenses	8,755	528
Other current assets	8	(2,806)
Accounts payable	(17,203)	149,232
Accounts payable related party	-	(428)
Accrued expenses	23,413	64,815
Accrued interest related party	74,273	40,313
Deferred revenue	(25,364)	5,245

Net cash provided by operating activities	155,685	99,788

Cash Flows from Investing Activities:
Purchase of equipment	(7,752)	(17,177)
Capitalization of software development costs	(120,828)	(90,753)
Net cash used in investing activities	(128,580)	(107,930)

Cash Flows from Financing Activities:
Principal payments on notes payable	(3,948)	(1,849)
Principal payments on line of credit	(3,607)	-
Proceeds from notes payable	-	50,000

Net cash provided by (used in) financing activities	(7,555)	48,151

Net Increase in Cash and Cash Equivalents	19,550	40,009

Cash and Cash Equivalents, Beginning of Period	87,364	39,360

Cash and Cash Equivalents, End of Period	$106,914	$79,369

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$102,857	$126,706
Converted line of credit to promissory note	96,393	-
Write-off of uncollectible accounts	77,204	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYTO CORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Organization and Business Activity

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements of ZYTO Corp and subsidiary (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles. These accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC on March 31, 2012.

Operating results for the six months ended June 30, 2012, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2012, or any portion thereof.

Unless the context otherwise requires, all references to “we,” “us,” “our,” the “Company” and “ZYTO” are to ZYTO Corp and subsidiary.

Organization – Our Company consists of ZYTO Corp (a Delaware corporation) and its wholly owned subsidiary, ZYTO Technologies, Inc. (a Nevada corporation)(the “Subsidiary”).

Business Activity – Our operations consist of the manufacturing and distribution of biocommunication devices and software designed to facilitate communication between computers and the human body.

Business Condition – As of June 30, 2012, and December 31, 2011, we had an accumulated deficit of $8,010,567 and $8,107,421 respectively.

During the three months ended June 30, 2012 and 2011, we recognized net income of $31,270 and a net loss of $66,238, respectively. During the six months ended June 30, 2012 and 2011, we recognized net income of $96,854 and a net loss of $397,390, respectively.

As of June 30, 2012, and December 31, 2011, our current liabilities exceeded our current assets by $823,054 and $1,016,852, respectively.

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

ZYTO CORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2.   Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist in understanding our condensed consolidated financial statements.  The condensed consolidated financial statements and notes are representations of Management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Principles of Consolidation – The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, and its subsidiary in which we have a controlling financial interest. The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiary at June 30, 2012, and for the three months and six months ended June 30, 2012 and 2011, reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the consolidated financial position and results of operations for the periods presented. All significant intercompany transactions and accounts are eliminated in consolidation.

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

We apply a consistent practice of establishing an allowance for accounts that we believe may become uncollectible through reviewing the historical aging of our receivables. When we become aware of the inability of a customer to meet its financial obligations (e.g., where it is in financial distress or has filed for bankruptcy), we specifically reserve for the potential bad debt to reduce the net recognized receivable to the amount we reasonably believe will be collected. The valuation of receivables is performed on a quarterly basis. Amounts considered uncollectible and shown net of an allowance for doubtful accounts were $83,337 and $128,704 at June 30, 2012, and December 31, 2011, respectively.

During 2011, we began to offer long-term financing to our customers. As a result, we have classified receivables that are reasonably expected to be realized outside of our normal operating cycle as long-term. These long-term receivables are recognized when a customer executes a financing contract for hardware purchases over $5,000.  The financing contracts require a down payment of 20% of the purchase price and an ongoing monthly subscription service to enable the use of the hardware.  The long-term contracts are payable for terms between 3 and 5 years, and bear interest at an annual rate of 24%. In the event the customer defaults, the annual long-term interest increases to 34%. A default occurs when payment according to the contract is not received within 30 days of being due. Once a customer defaults, we may discontinue the subscription until full payment is received.  We recognize interest income from these receivables monthly as it is earned. Interest income is recorded as a component of revenues in our condensed consolidated statement of operations.

Other Income – During the three and six months ended June 30, 2012, other income included a gain on forgiveness of debt of $0 and $66,897.

Basic and Diluted Income (Loss) per Share – Basic income (loss) per share is computed on the basis of the weighted-average number of common shares outstanding during the year. Diluted income (loss) per share is computed on the basis of the weighted-average number of common shares and all dilutive potentially issuable common shares outstanding during the year.

ZYTO CORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net Income (loss)	$31,270	$(66,238)	$96,854	$(397,390)

Basic Weighted-Average Common Shares Outstanding	34,857,543	34,824,776	34,857,543	34,683,924
Effect of dilutive-securities Options	1,997,172	-	1,976,085	-
Diluted Weighted-Average Common Shares Outstanding	36,854,715	34,824,776	36,833,628	34,683,924

Basic Income (loss) Per Common Share
Net Income (loss)	0.00	(0.00)	0.00	(0.01)
Diluted Income (loss) Per Common Share
Net Income (loss)	0.00	(0.00)	0.00	(0.01)

Note 3. Inventory

Inventory consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
Raw Materials	$8,413	$4,631
Finished Goods	25,912	12,927
	$34,325	$17,558

Note 4. Property and Equipment

Property and equipment consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
Computer equipment	$188,511	$182,678
Furniture and fixtures	98,966	98,966
Production equipment	62,681	62,681
Software	50,034	48,115
	400,192	392,440
Accumulated depreciation	(293,263)	(259,747)
	$106,929	$132,693

ZYTO CORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Depreciation expense for the three months ended June 30, 2012 and 2011 was $16,660 and $19,344, respectively. Depreciation expense for the six months ended June 30, 2012 and 2011 was $33,516 and $37,949, respectively.

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, as follows:

Life
Computer equipment	2- years
Software	2-3 years
Furniture and fixtures	5-7 years
Production equipment	3-20 years

Note 5. Line of Credit

On December 14, 2010, we renegotiated and amended our existing line of credit with a financial institution. Under this revolving line of credit, as amended, we had $100,000 of available borrowings with a maturity date of December 5, 2011. As of December 31, 2011 the amount drawn on the line totaled $100,000.  The interest rate applied to the unpaid principal balance was 5.25% per annum.  During the three months ended June 30, 2012 and 2011 we recognized interest expense from the line of credit of $1,223and $1,295, respectively. During the six months ended June 30, 2012 and 2011 we recognized interest expense from the line of credit of $2,532 and $2,589, respectively.

Borrowings under the line were collateralized by a security interest in all of our assets. The line of credit was personally guaranteed by one of our principal officers. The bank had extended our line of credit until April, 2012.

On June 25, 2012 we exchanged our existing line of credit with a financial institution for a promissory note (see Note 6). As of June 30, 2012 and December 31, 2011 the amount drawn on the line totaled $0 and $100,000, respectively.

Note 6. Notes Payable

On August 1, 2009, we amended and restated the terms of a note payable with InteMedica, LLC. This note bears interest at 12% per annum, with $8,000 due monthly until paid in full. As of June 30, 2012, the note payable was in default. As of June 30, 2012, the note payable balance was $46,942 and accrued interest totaled $8,716.

On June 25, 2012, we exchanged our line of credit (see Note 5) for a promissory note with the same financial institution. This note is secured, bears interest at 5.27% per annum and requires monthly payments of principal and interest of $1,837 until the maturity date of July 5, 2017. The note is personally guaranteed by one of our principal officers.

ZYTO CORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Maturities of the long-term promissory note are as follows:

Long-term Debt
2012	$7,132
2013	17,768
2014	18,727
2015	19,737
2016	20,802
2017	12,228

On January 28, 2011, we received $50,000 in exchange for a promissory note.  The 18-month note matured on June 28, 2012 and bears interest at 10% per annum. As part of the agreement, we issued the lender 25,000 shares of common stock (see Note 11). We were required to make interest-only payments until the maturity date of June 28, 2012, at which time the full principal amount was payable. This note was amended and restated on July 11, 2012 (see Note 14).

ZYTO CORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Notes payable consisted of the following as of June 30, 2012, and December 31, 2011:

	June 30,	December 31,
	2012	2011

Unsecured note payable to InteMedica, LLC, interest at 12%, monthly payments of $8,000, in default	$46,942	$46,942

Secured note payable to financial institution, interest at 5.27%, monthly payments of $1,837, matures July 5, 2017	96,394	-

Unsecured note payable to shareholder, interest at 10%, interest payments due monthly, principal due at July 31, 2013	50,000	50,000

Total notes payable	193,336	96,942

Less current portion	(112,841)	(96,942)

Long-term portion	$80,495	$-

During the three months ended June 30, 2012 and 2011 we recognized interest expense on  notes payable of $2,770 and $2,254, respectively. During the six months ended June 30, 2012 and 2011 we recognized interest expense on notes payable of $5,444 and $4,957, respectively.

Note 7. Related Party Note Payable

On March 26, 2012, we executed an amended and restated unsecured promissory note with an officer, extending the maturity date to December 31, 2013.  The amended and restated related party note bears interest at 7% per annum. During the three months ended June 30, 2012 and 2011 we recognized interest expense from the promissory note of $43,630 and $43,631, respectively. During the six months ended June 30, 2012 and 2011 we recognized interest expense from the promissory note of $87,261 and $64,379, respectively. During the six months ended June 30, 2012 and 2011 we paid $13,264 and $49,958 in cash to the officer for accrued interest related to the promissory note, respectively.

Related party note payable consisted of the following as of June 30, 2012, and December 31, 2011:

ZYTO CORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30,	December 31,
	2012	2011

Unsecured note payable to shareholder, interest at 7%, net of discount of $64,380 and $128,759, respectively	$2,435,620	$2,371,241

Total related party notes payable	2,435,620	2,371,241

Less current portion	-	-

Long-term portion	$2,435,620	$2,371,241

Note 8. Research and Development

During the six months ended June 30, 2012 and 2011 we capitalized $120,828 and $90,753, respectively, of costs relating to significant enhancements and upgrades to our proprietary software. We capitalize certain software development costs incurred subsequent to the establishment of technological feasibility and amortize those costs over the estimated lives of the related products.

During the three months ended June 30, 2012 and 2011 amortization of these costs was $44,474 and $25,346 respectively. During the six months ended June 30, 2012 and 2011 amortization of these costs was $83,545 and $46,537, respectively.

During the three months ended June 30, 2012 and 2011 we expensed $104,514 and $41,851 of research and development costs, respectively. During the six months ended June 30, 2012 and 2011 we expensed $163,398 and $79,978 of research and development costs, respectively. This is recorded in research and development expenses on our condensed consolidated statement of operations.

Amortization is computed on a straight-line basis over the estimated useful lives of the assets. All capitalized software development costs have been amortized over their estimated useful life of 3 years.

ZYTO CORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Future amortization costs related to capitalized research and development are as follows:

2012	$91,343
2013	182,686
2014	72,727
2015	8,108
Total amortization costs	$354,864

Note 9. Commitments and Contingencies

Operating Leases – The Company is obligated under certain non-cancelable operating leases for the rental of office space.  Total lease expense for the three months ended June 30, 2012 and 2011 was $46,957 and $45,578, respectively. Total lease expense for the six months ended June 30, 2012 and 2011 was $92,534 and $81,524, respectively.

Future minimum lease payments under non-cancelable operating leases are as follows:

2012	$93,891
2013	192,477
2014	32,237
Total minimum payments	$318,605

Lawsuits – Litigation has arisen in the course of our business, none of which is deemed to be material.

Note 10. Capital Lease

In October 2010, we entered into a lease agreement for the purpose of financing capital equipment. The lease agreement is payable in 60 monthly payments and bears interest at a rate of 7.00% per annum. The loan amount is collateralized by the equipment leased.

ZYTO CORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Future minimum lease payments under our non-cancelable capital lease are as follows:

For the six months ended December 31, 2012	$2,147
For the year ended December 31, 2013	4,296
For the year ended December 31, 2014	4,296
For the year ended December 31, 2015	14
Total future minimum lease payments	10,753
Amount representing interest	(884)
Present value of future minimum lease payments	9,869
Current portion of capital lease	(4,296)
Capital lease, less current portion	$5,573

Note 11. Common Stock

There were no issuances of common stock during the six months ended June 30, 2012.

Note 12. Stock Options

On July 8, 2011, the Board of Directors approved the ZYTO Corp 2011 Equity Incentive Plan (“the 2011 Plan”). On December 6, 2011, the stockholders also approved the 2011 Plan.

The 2011 Plan permits the granting of equity awards to purchase up to 5,000,000 shares of common stock. Persons eligible to participate in the 2011 Plan include members of the Board of Directors, our consultants, all of our employees, and our subsidiary, as determined by our Board of Directors.

As of June 30, 2012, there were 3,036,342 shares available for issuance under the 2011 Plan.

On April 2, 2012 we granted options to acquire 100,000 shares of common stock to an employee, valued at $3,899. These options are exercisable at $0.04 per share, based on the closing price of our common stock on the date of issue. These options vest yearly over three years starting April 2, 2013, and expire on April 2, 2022.

On June 1, 2012, we granted stock options to acquire 30,000 shares of common stock to a member of our scientific advisory board for service valued at $640. These options are exercisable at $0.02 a share, based on the closing price of our common stock on the date of issue. These options vest on June 1, 2014, and expire June 1, 2024.

ZYTO CORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The grant-date fair value of the options above was based on the grant-date closing market price per share and on the following weighted-average assumptions: risk free interest rate of 0.93%, expected dividend yield of 0%, expected volatility of 166.99% and an expected life of 6 years from the respective date of issuance.

A summary of the status of stock options at June 30, 2012, and changes during the six months then ended, is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under Option	Exercise	Contractual	Intrinsic
	or Warrant	Price	Life	Value
Outstanding at December 31, 2011	1,954,998	$0.03	9.63	$-
Granted or issued	130,000	0.04	9.80	-
Forfeited	121,340	0.03	-	-
Outstanding at June 30, 2012	1,963,658	0.03	9.18	-

Exercisable at June 30, 2012	-	-	-	-

The fair value of stock options is estimated on the date of grant or issuance using the Black-Scholes option pricing model. The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding prior to exercise. The expected volatility is based on the historical price volatility of our common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related stock options. The dividend yield represents anticipated cash dividends to be paid over the expected life of the stock options. The intrinsic values are based on a June 30, 2012, closing price of $0.03 per share.

Generally accepted accounting principles for stock options require the recognition of the cost of services received in exchange for an award of equity instruments in the financial statements, are measured based on the grant date fair value of the award, and require the compensation expense to be recognized over the period during which an employee or other service provider is required to provide service in exchange for the award (the vesting period). No income tax benefit has been recognized for share-based compensation arrangements and no share-based compensation cost has been capitalized in the accompanying condensed consolidated balance sheets at June 30, 2012 and December 31, 2011.

As of June 30, 2012, there was $30,211 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of approximately 1.98 years. For the three months ended June 30, 2012, we recorded compensation expense related to stock options of $3,580 as a general and administrative expense in our condensed consolidated statement of operations. For the six months ended June 30, 2012, we recorded compensation expense related to stock options of $12,405 as a general and administrative expense in our condensed consolidated statement of operations. There was no compensation expense related to stock options for the three and six months ended June 30, 2011.

ZYTO CORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13. Concentrations

During the six months ended June 30, 2012, we purchased approximately 75% of our inventory from two suppliers. During the year ended December 31, 2011, we purchased approximately 83% of our inventory from the same two suppliers. We currently purchase all of our Hand Cradle boards and Hand Cradle shells, important components of our products, from two suppliers. Although there are a limited number of manufacturers of these components, management believes that other suppliers could provide similar components on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely.

Note 14. Subsequent Event

On July 11, 2012 we amended and restated a promissory note (see Note 6). The amended and restated 12-month note matures on July 31, 2013, and bears interest at 10% per annum. We are required to make interest-only payments until the maturity date, at which time the principal amount is payable.

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

Recent Corporate Developments

In April 2012, we launched the "ZYTO Store" to our Internet offering to increase the contact we have with our customers and to take us even more directly into the business of Internet transactions.  This new offering will facilitate the exchange of knowledge and experience among members of the ZYTO community.  Our expectation is that healthcare professionals who purchase our products will enhance each other’s clinical effectiveness through this sharing of information.  We collect a portion of the revenue generated through The Zyto Store.

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

Compass Product Line

The Compass is a consumer or retail device, sold to distributors of health products who sell through direct sales or network marketing channels.  Before we create a Compass with a library of products (“VSIs”) for any direct sales or network marketing company, that company must meet two requirements: at least twenty products in their product offering and at least 5,000 distributors.  Once an eligible company has been identified, we obtain a sample of each of their products.  VSIs for each of these products are then created and organized into a library and the Compass is then offered for sale to product distributors of that company.

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

The Compass biosurvey first records the body’s responses to a number of neutral VSIs and calculates what is referred to as ‘Range.’  Range is a dynamic dR value that is used as the point beyond which responses should be noted.   Next, 75 VSIs referred to as biomarkers are scanned.  These VSIs are representative of anatomical components of the body.  The results of this part of the biosurvey are displayed graphically in what is called a “Stress Profile.”  VSIs that generate the most aggressive responses are plotted outside a range circle and are considered “out of range.”  Next, VSIs for a number of products are scanned and ranked according to the body’s responses.  Those generating the most positive response are then used in what is called a balancing rescan process where additional product VSIs are added to the scanning process until all out of range biomarker VSIs respond less aggressively and move into range.

The intent of this scanning process is to provide information that is helpful when choosing what supplements to buy.

Healthcare Professional Product Line

Elite

The Elite is an upgrade to our previous product, the LSA Pro.  It is sold only to healthcare professionals.  This product is the most versatile and capable product in the ZYTO lineup.  It gives operators an extensive library of VSIs and the ability for the healthcare professional to add new VSIs to their library.  This proprietary process is the same as explained above; the Elite creates a unique code, converts it to a frequency and that frequency is then linked to the physical item.  The software used in the linking process indicates when the link is complete.  The VSI is then available for the use in the biosurvey sequence.  The Elite also has the ability to author its own biosurveys and to deploy them to other ZYTO systems, specifically the Select.  Additionally, the Elite is able to scan remotely over the Internet.  Remote biosurveys can be conducted over the Internet with a client who has a Hand Cradle connecting over the Internet to a healthcare professional with ZYTO software in a remote location.

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

The biosurvey built into the Balance (also available in the Select and the Elite) scans a number of VSIs for vertebrae, teeth, organs, and acupuncture meridians, and then draws the body’s response to these items in a graph called a Stress Profile.  The Balance then measures the body’s responses to the VSIs for various nutritional supplements.  VSIs for products that create a positive response are then used in a rescan of the stress profile.

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

In addition to being the nexus between healthcare professionals and their clients as it relates to remote scans, we have recently launched the ‘ZYTO Store’ where healthcare professionals can share biosurveys and clinical applications using ZYTO technology.  A healthcare professional owning the Elite can now author a biosurvey and post that biosurvey for sale at The Store, and other healthcare professionals can benefit from their experience and knowledge.  The net effect is more robust sharing of intellectual power and experience.   We collect a portion of the revenue from each biosurvey sold through The Store.

Results of Operations

Three Months Ended June 30, 2012, compared to Three Months Ended June 30, 2011

	For the Three Months Ended
	June 30, 2012 (Unaudited)	June 30, 2011 (Unaudited)
Statement of Operations Data:
Revenues, net	$1,397,785	$1,175,176
Cost of sales	115,737	54,014
Gross profit	1,282,048	1,121,162
Total operating expenses	1,162,658	1,105,582
Other expense	(88,120)	(81,818)
Net income (loss)	31,270	(66,238)
Net income (loss) per share	0.00	(0.00)

Revenues

Total revenues for the three months ended June 30, 2012, were $1,397,785, compared to $1,175,176 for the three months ended June 30, 2011, reflecting an increase of $222,609, or 18.9 percent.

Healthcare Professional Product Line

Revenues generated through our Healthcare Professional product line for the three months ended June 30, 2012, were $717,651, compared to $697,742 for the three months ended June 30, 2011, reflecting an increase of $19,909, or 2.9 percent.

Our Select product sales for the three months ended June 30, 2012, were $157,470, compared to $46,025 for the three months ended June 30, 2011, reflecting an increase of $111,445, or 242.1 percent. This was a result of increased promotion of our Select product, as well as an increase in sales of the Select product at our Annual Conference held on May 4-5, 2012. Our Balance product sales for the three months ended June 30, 2012, were $9,770, compared to $45,420 for the three months ended June 30, 2011, reflecting a decrease of $35,650, or 78.5 percent. This was primarily due to a reduction in travel and expenses related to promoting our Balance product.

Our Elite product sales for the three months ended June 30, 2012, were $291,200, compared to $346,115 for the three months ended June 30, 2011, reflecting a decrease of $54,915, or 15.9 percent. The primary reason for the decrease in sales of our Elite product had to do with the Select product becoming more stable within past twelve months.  The Select price point is attractive to customers who want to implement ZYTO Technology into their practice, but cannot afford the Elite.  We often find customers will start with the Select product and then upgrade to the Elite product at a later date.  Our EVOX product sales for the three months ended June 30, 2012, were $132,250, compared to $211,200 for the three months ended June 30, 2011, reflecting a decrease of $78,950, or 37.4 percent.  The primary reason for the decrease in sales of the EVOX product had to do with a decrease in sales of our EVOX product during our Annual Conference held on May 4-5, 2012.

Our virtual clinic Hand Cradle sales for the three months ended June 30, 2012, increased $80,325, compared to the three months ended June 30, 2011. The increase was primarily due to being able to fulfill prior backorders from earlier in the year.

Professional subscription revenue for the three months ended June 30, 2012, increased $24,120, compared to the three months ended June 30, 2011. The increase in subscription revenues generated through our Healthcare Professional product line is attributable to our existing customers continuing to pay their monthly subscription fees and a steady increase of subscribers.

Compass Product Line

Revenues generated through our Compass product line for the three months ended June 30, 2012, were $483,874, compared to $429,669 for the three months ended June 30, 2011, reflecting an increase of $54,205, or 12.6 percent.

The increase in revenues generated through our Compass product line is primarily attributable to a volume increase in our Compass sales of $19,469, and by an increase in our monthly subscription fees of $36,416 for the three months ended June 30, 2012 when compared to the three months ended June 30, 2011.   The increase in subscription revenues generated through our Compass product line is attributable to our existing customers continuing to pay their monthly subscription fees and a steady increase of subscribers.

Cost of Sales

Cost of sales for the three months ended June 30, 2012, were $115,737, compared to $54,014 for the three months ended June 30, 2011, reflecting an increase of $61,723, or 114.3 percent. This increase was primarily due to the fulfillment of backorders on the virtual Hand Cradle, which has a lower gross margin than our other professional products.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended June 30, 2012, were $559,039, compared to $631,977 for the three months ended June 30, 2011, reflecting a decrease of $72,938, or 11.5 percent.    This decrease was primarily attributable to a decrease in our expenses related to our Annual Conference, and a decrease in personnel costs.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2012, were $499,105, compared to $432,024 for the three months ended June 30, 2011, reflecting an increase of $67,081, or 15.5 percent.   The primary factors relating to the increase were an increase in salaries and wages, an increase of $31,837 in bad debt expenses resulting from our estimates of credit losses related to an increase in our accounts receivable balances, and an increase of $23,428 in legal and professional fees.

Research and Development

Research and development expenses for the three months ended June 30, 2012, were $104,514, compared to $41,581 for the three months ended June 30, 2011, reflecting an increase of $62,933, or 151.3 percent. Included in research and development expense is non-cash amortization of $44,474 and $25,346 for the three months ended June 30, 2012 and 2011. The remaning increase was primarily due to increased salaries and related costs due to hiring an additional programmer, and an increase in the time spent on improving our current software.

Other Income (Expense)

Interest expense for the three months ended June 30, 2012, was $88,120, compared to $81,818 for the three months ended June 30, 2011, reflecting an increase of $6,302, or 7.7 percent. Interest expense is comprised of the interest on our line of credit, notes payable and related party notes payable as discussed in Notes 5, 6 and 7.

Net Income/Loss

Our net income for the three months ended June 30, 2012, was $31,270, compared to a loss of $66,238 for the three months ended June 30, 2011, reflecting an increase of $97,508.  The net income for the three months ended June 30, 2012, is a direct result of the increase in revenues, as explained in the preceding paragraphs.

Six Months Ended June 30, 2012, compared to Six Months Ended June 30, 2011

	For the Six Months Ended
	June 30, 2012 (Unaudited)	June 30, 2011 (Unaudited)
Statement of Operations Data:
Revenues, net	$2,484,126	$1,983,290
Cost of sales	156,918	123,850
Gross profit	2,327,208	1,859,440
Total operating expenses	2,117,774	2,088,836
Other expense	(112,580)	(167,994)
Net income (loss)	96,854	(397,390)
Net income (loss) per share	0.00	(0.01)

Revenues

Total revenues for the six months ended June 30, 2012, were $2,484,126, compared to $1,983,290 for the six months ended June 30, 2011, reflecting an increase of $500,836, or 25.2 percent.

Healthcare Professional Product Line

Revenues generated through our Healthcare Professional product line for the six months ended June 30, 2012, were $1,255,946, compared to $1,020,089 for the six months ended June 30, 2011, reflecting an increase of $235,857, or 23.1 percent.

Our Elite product sales for the six months ended June 30, 2012, were $570,700, compared to $415,960 for the six months ended June 30, 2011, reflecting an increase of $154,740, or 37.2 percent. The increase in Elite product sales was primarily due to a special financing promotion during the month of February, 2012. Our EVOX product sales for the six months ended June 30, 2012, were $247,572, compared to $265,150 for the six months ended June 30, 2011, reflecting a decrease of $17,578, or 6.6 percent. The primary reason for the decrease in sales of the EVOX product had to do with a decrease in sales of our EVOX product during our Annual Conference held on May 4-5, 2012.

Our Select product sales for the six months ended June 30, 2012, were $229,303, compared to $46,025 for the six months ended June 30, 2011, reflecting an increase of $183,278, or 398.2%. This was a result of the introduction of our Select product in May 2011, increased promotion, as well as an increase in sales of the Select product at our Annual Conference held on May 4-5, 2012. Our Balance product sales for the six months ended June 30, 2012, were $30,254, compared to $98,118 for the six months ended June 30, 2011, reflecting a decrease of $67,864, or 69.2 percent. This was primarily due to a reduction in travel and expenses related to promoting our Balance product.

Our virtual clinic Hand Cradle sales for the six months ended June 30, 2012, increased $85,420, compared to the six months ended June 30, 2011. This was primarily due to a grace period we extended to customers to purchase virtual clinic Hand Cradles before implementing a price increase in June 2012.

Professional subscription revenue for the six months ended June 30, 2012, increased $71,456, compared to the six months ended June 30, 2011. The increase in subscription revenues generated through our Healthcare Professional product line is attributable to our existing customers continuing to pay their monthly subscription fees and a steady increase of subscribers.

Compass Product Line

Revenues generated through our Compass product line for the six months ended June 30, 2012, were $948,206, compared to $846,107 for the six months ended June 30, 2011, reflecting an increase of $102,099 or 12.1 percent.

The increase in revenues generated through our Compass product line is primarily attributable to a volume increase in our Compass sales of $51,384, and by an increase in our monthly subscription fees of $62,224.   The increase in subscription revenues generated through our Compass product line is attributable to our existing customers continuing to pay their monthly subscription fees and a steady increase of subscribers.

Cost of Sales

Cost of sales for the six months ended June 30, 2012, were $156,918, compared to $123,850 for the six months ended June 30, 2011, reflecting an increase of $33,068, or 26.7 percent. This increase was primarily due to a volume increase in our virtual Hand Cradle sales, which has a lower gross margin than our other professional products.

Selling and Marketing Expenses

Selling and marketing expenses for the six months ended June 30, 2012, were $902,742, compared to $1,087,330 for the six months ended June 30, 2011, reflecting a decrease of $184,588, or 17.0 percent.    This decrease was primarily attributable to a decrease in our expenses related to our Annual Conference, and a decrease in personnel costs.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2012, were $1,051,634, compared to $921,528 for the six months ended June 30, 2011, reflecting an increase of $130,106, or 14.1 percent.   The primary factors relating to the increase were an increase in salaries and wages, bad debt expenses, and professional fees.

Research and Development

Research and development expenses for the six months ended June 30, 2012, were $163,398, compared to $79,978 for the six months ended June 30, 2011, reflecting an increase of $83,420, or 104.3 percent. Included in research and development expense is non-cash amortization of $83,545 and $46,537 for the three months ended June 30, 2012 and 2011.The increase was primarily due to hiring an additional programmer, an increase in amortization expenses, and an increase in the time spent on improving our current software.

Other Income (Expense)

Other expense for the six months ended June 30, 2012, is comprised of other income and interest expense.  Included in other income was $66,897 during the six months ended March 31, 2012, resulting from forgiveness of debt.

Interest expense was $179,477, compared to $167,994 for the six months ended June 30, 2011, reflecting an increase of $11,413, or 6.8 percent. Interest expense is comprised of the interest on our line of credit, notes payable and related party notes payable as discussed in Notes 5, 6 and 7.

Net Income/Loss

Our net income for the six months ended June 30, 2012, was $96,854, compared to a loss of $397,390 for the six months ended June 30, 2011, reflecting an increase of $494,244.  The net income for the six months ended June 30, 2012, is a direct result of the increase in revenues, as explained in the preceding paragraphs.

Liquidity and Capital Resources

Our sources of liquidity have historically been cash from operations, a working capital line of credit, and debt and equity financing.

As of June 30, 2012, we had cash and cash equivalents of $106,914, current liabilities of $1,350,274, and total current assets of $527,220, with our current liabilities exceeding current assets by $823,054.

Cash Flow

	For the Six Months Ended June 30,
Net cash provided by (used in):	2012	2011
Operating activities	$155,685	$99,788
Investing activities	(128,580)	(107,930)
Financing activities	(7,555)	48,151
Net increase in cash	19,550	40,009

Operating activities:

Cash provided by operating activities was $155,685 and $99,788 for the six months ended June 30, 2012 and 2011, respectively.

Net cash provided by operating activities during the six months ended June 30, 2012, consisted of our net income of $96,854, non-cash expenses for depreciation and amortization of $117,061, amortization of debt discount of $64,380, share-based compensation of $12,405, and provision of bad debt of $31,837,which was offset by a , changes in working capital items of ($89,648).

Net cash provided by operating activities during the six months ended June 30, 2011, consisted of our net loss of $397,390, which was offset by non-cash expenses of depreciation and amortization of $84,486, changes in amortization of debt discount of $64,379, provision of bad debt of $13,544, share-based compensation of $55,538, and a change in working capital of $279,231.

Investing activities:

Cash used in investing activities was $128,580 during the six months ended June 30, 2012, which included $7,752 for property, plant, and equipment purchases, and $120,828 for capitalizing costs relating to significant enhancements and upgrades to our proprietary software.

Cash used in investing activities was $107,930 during the six months ended June 30, 2011, which included $17,177 for property, plant, and equipment purchases, and $90,753 for capitalizing costs relating to significant enhancements and upgrades to our proprietary software.

Financing activities:

Cash used in financing activities was $7,555 during the six months ended June 30, 2012, which consisted of principal payments on our line of credit of $3,607 and principal payments on our notes payable of $3,948..

Cash provided by financing activities was $48,151 during the six months ended June 30, 2011, which included principal payments on notes payable of $1,849, and proceeds from notes payable of $50,000.

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

As of June 30, 2012, and December 31, 2011, we had accumulated deficits of $8,010,567 and $8,107,421 respectively.

During the six months ended June 30, 2012 and 2011, we recognized net income of $96,854 and a net loss of $397,390, respectively.

As of June 30, 2012, and December 31, 2011, our current liabilities exceeded our current assets by $823,054 and $1,016,852, respectively.

These factors raise substantial doubt about our ability to continue as a going concern.  The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.  To increase revenue, we intend to focus on customer retention and expanding our customer base.

Technology

The ZYTO 5.0 platform is the 2010-2012 update to ZYTO Technology.  It is being released in phases.  The first product to be updated/released in 2010 was the EVOX 5.0.  The next product was a new version of the Balance called Balance 5.0.  This product was first shipped in June 2010.  The Elite 5.0 is the upgrade and replacement for the LSA Pro 4.0 and was released in January 2011.  A new product, Select 5.0 was released in May 2011.  We anticipate that our website, www.ZYTO.com, will become the nexus for all ZYTO healthcare professionals and for those professionals and their clients as this will become the portal for all remote biosurvey scans.  Remote use of our technology over the Internet is available and has been for the last several years under the name of “Virtual Clinic.” The ZYTO 5.0 platform has taken over three years to develop, and many of the concepts included in it were formulated as early as 2008.

In April 2012, we added the "ZYTO Store" to our Internet offering to increase the contact we have with our customers and to take us even more directly into the business of Internet transactions.  This new offering will facilitate the exchange of knowledge and experience among members of the ZYTO community.  Our expectation is that healthcare professionals who purchase our products will enhance each other’s clinical effectiveness through this sharing of information.  We collect a portion of the revenue generated through The Zyto Store.

We capitalize all salaries and associated expenses relating to significant enhancements and upgrades to our proprietary software.  Each employee who is involved in the development process is required to maintain a detailed accounting of his or her time as it relates specifically to enhancements and upgrades to our proprietary software.  As of June 30, 2012, the total amount capitalized was $548,059, of which $193,195 has been amortized for a balance of  $354,864.

During the six months ended June 30, 2012 and 2011, we capitalized $120,828 and $90,753, respectively, of costs relating to significant enhancements and upgrades to our proprietary software. We capitalize certain software development costs incurred subsequent to the establishment of technological feasibility and amortize those costs over the estimated lives of the related products of three years. During the six months ended June 30, 2012 and 2011, amortization of these costs was $83,545 and $46,537, respectively.

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

We account for intangible assets under the applicable guidelines of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 350, “Intangibles – Goodwill and Other” and FASB ASC 360, “Property, Plant, and Equipment.” Where intangible assets have finite lives, they are amortized over their useful life unless factors exist to indicate that the asset has been impaired. We evaluate if the assets are impaired annually or on an interim basis if an event occurs or circumstances change to suggest that the assets value has diminished. Under FASB ASC 360, when deemed necessary, we complete the evaluation of the recoverability of its long-lived assets by comparing the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future undiscounted cash flows of long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values. Under FASB ASC 360 intangible assets with indefinite useful lives are required to be tested annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. As of June 30, 2012, we had not recognized any impairment.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2012, there were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 5.  Legal Proceedings

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

Item 6.     Exhibits

31. 1	Certification of Chief Executive Officer of ZYTO Corp, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31. 2	Certification of Chief Financial Officer of ZYTO Corp, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32. 1	Certification of Chief Executive Officer of ZYTO Corp, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32. 1	Certification of Chief Financial Officer of ZYTO Corp, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYTO CORP
(Registrant)

By	/s/ Vaughn R Cook
Chief Executive Officer
(Principal Executive Officer)

By	/s/ Brian E. Halladay
Chief Financial Officer (Principal Financial Officer)

Date:  August 14, 2012