Form 10-Q/A
period 2012-06-30
ZYTO CORP
filed 2012-08-30
CIK 1406796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (“Amendment”) to our quarterly report on Form 10-Q for the period ended June 30, 2012, originally filed with the U.S. Securities and Exchange Commission on August 20, 2012, is solely to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T.

No other changes have been made in this Amendment.  This Amendment speaks as of the original date of our Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Under Rule 405(a)(2)(ii) of Regulation S-T, this Exhibit 101 is permitted to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

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