Form 10-Q
period 2012-09-30
ZYTO CORP
filed 2012-11-14
CIK 1406796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,857,543 shares of common stock, par value $0.0001 per share, as of November 14, 2012.

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements

ZYTO CORP AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$119,709	$87,364
Accounts receivable, net of allowance for doubtful accounts of $34,789 and $115,633, respectively	313,259	217,712
Prepaid expenses	50,745	32,245
Inventories	82,846	17,558
Other current assets	7,518	7,525
Total current assets	574,077	362,404

Long-term accounts receivable, net of allowance for doubtful accounts of $87,268 and $13,071, respectively	198,353	117,647
Property and Equipment, net of accumulated depreciation of $308,565 and $259,747, respectively	97,905	132,693
Technology, net of accumulated amortization of $241,502 and $109,650, respectively	356,832	317,581
Total assets	$1,227,167	$930,325

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$393,650	$488,967
Accrued expenses	204,194	178,121
Accrued interest related party	500,226	406,003
Line of credit	-	100,000
Short-term notes payable	96,942	96,942
Deferred revenue	78,273	104,927
Current portion of note payable	22,044	-
Current portion of capital lease	4,296	4,296
Total current liabilities	1,299,625	1,379,256

Warranty Reserve	8,476	8,476

Note Payable, net of current portion	71,515	-

Related Party Note Payable	2,462,128	2,371,241

Capital lease, net of current portion	3,879	9,522
Total liabilities	3,845,623	3,768,495

STOCKHOLDERS' DEFICIT
Common stock, par value $.0001 per share, 200,000,000 shares authorized and 34,857,543 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	3,486	3,486
Additional paid-in capital	5,293,012	5,267,765
Subscriptions receivable	(2,000)	(2,000)
Accumulated deficit	(7,912,954)	(8,107,421)
Total stockholders' deficit	(2,618,456)	(2,838,170)

Total liabilities and stockholders' deficit	$1,227,167	$930,325

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYTO CORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2012	2011	2012	2011

Revenues, net	$1,179,895	$993,411	$3,664,021	$2,976,701
Cost of sales	28,238	53,326	185,156	177,176

Gross Profit	1,151,657	940,085	3,478,865	2,799,525

Operating Expenses:
Selling and marketing expenses	628,384	380,927	1,531,126	1,468,257
General and administrative expenses	268,680	451,768	1,320,314	1,373,296
Research and development expenses	74,297	40,749	237,695	120,727

Total operating expenses	971,361	873,444	3,089,135	2,962,280

Income (Loss) from operations	180,296	66,641	389,730	(162,755)

Other Income (Expense):
Other income	5,522	4,623	72,419	4,623
Contingency loss	-	(10,000)	-	(10,000)
Interest expense	(88,205)	(89,661)	(267,682)	(257,655)

Total other income (expense)	(82,683)	(95,038)	(195,263)	(263,032)

Net Income (Loss)	$97,613	$(28,397)	$194,467	$(425,787)

Basic Income (Loss) Per Share	$-	$-	$0.01	$(0.01)

Basic Weighted Average Shares Outstanding	34,857,543	34,857,543	34,857,543	34,742,433

Diluted Income (Loss) per Share:
Net Income (Loss) per Common Share	$-	$-	$0.01	$(0.01)

Diluted Weighted-Average Shares Outstanding	36,821,201	34,857,543	36,821,201	34,742,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYTO CORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities:
Net Income (Loss)	$194,467	$(425,787)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	180,671	131,628
Amortization of debt discount	96,570	96,570
Contingency loss	-	10,000
Provision for bad debt	70,557	33,851
Share-based compensation	19,565	55,540
Changes in operating assets and liabilities:
Accounts receivable	(246,804)	(22,023)
Inventories	(65,288)	13,146
Prepaid expenses	(18,500)	4,319
Other current assets	-	(1,763)
Accounts payable	(95,317)	72,102
Accounts payable related party	-	(428)
Accrued expenses	26,073	54,913
Accrued interest related party	94,223	82,474
Deferred revenue	(26,654)	28,801
Net cash provided by operating activities	229,563	133,343

Cash Flows from Investing Activities:
Purchase of equipment	(14,030)	(22,405)
Capitalization of software development costs	(171,104)	(144,573)
Net cash used in investing activities	(185,134)	(166,978)

Cash Flows from Financing Activities:
Principal payments on notes payable	(4,529)	(1,945)
Principal payments on line of credit	(7,555)	-
Proceeds from notes payable	-	50,000
Net cash provided by (used in) financing activities	(12,084)	48,055

Net Increase in Cash and Cash Equivalents	32,345	14,420

Cash and Cash Equivalents, Beginning of Period	87,364	39,360

Cash and Cash Equivalents, End of Period	$119,709	$53,780

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$171,219	$172,551
Converted line of credit to promissory note	96,393	-
Write-off of uncollectible accounts	77,204	-
Warrants issued at fair value as discount on related party note	4,640	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYTO CORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.   Organization and Business Activity

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements of ZYTO Corp and subsidiary (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“U.S. GAAP”). These accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 30, 2012.

Operating results for the nine months ended September 30, 2012, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2012, or any portion thereof.

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

Business Condition – As of September 30, 2012, and December 31, 2011, we had an accumulated deficit of $7,912,954 and $8,107,421 respectively.

During the three months ended September 30, 2012 and 2011, we recognized net income of $97,613 and a net loss of $28,397, respectively. During the nine months ended September 30, 2012 and 2011, we recognized net income of $194,467 and a net loss of $425,787, respectively.

As of September 30, 2012, and December 31, 2011, our current liabilities exceeded our current assets by $725,548 and $1,016,852, respectively.

ZYTO CORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Note 2.            Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist in understanding our condensed consolidated financial statements.  The condensed consolidated financial statements and notes are representations of Management, which is responsible for their integrity and objectivity.  These accounting policies conform to U.S. GAAP and have been consistently applied in the preparation of the financial statements.

Principles of Consolidation – The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, and its subsidiary in which we have a controlling financial interest. The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiary at September 30, 2012, and for the three months and nine months ended September 30, 2012 and 2011, reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the consolidated financial position and results of operations for the periods presented. All significant intercompany transactions and accounts are eliminated in consolidation.

Use of Estimates – In preparing our unaudited condensed consolidated financial statements in accordance with U.S. GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods.  Actual results could differ from those estimates.

Revenue Recognition – We recognize revenue from customers upon the delivery of system hardware.  At the time payment is received, the system hardware is shipped and the customer receives an e-mail which includes a link to download the software.  Upon shipment, the customer has no right of return and the transaction is final.  Thirty days from the date of purchase, the customer is required to pay a monthly subscription fee for the software to remain active.  Subscription revenue is recognized upon the performance of services.  In the event the customer cancels his or her monthly subscription or the monthly subscription fee is not received, the software automatically deactivates and the equipment is no longer functional.

ZYTO CORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

We apply a consistent practice of establishing an allowance for accounts that we believe may become uncollectible through reviewing the historical aging of our receivables. When we become aware of the inability of a customer to meet its financial obligations (e.g., where it is in financial distress or has filed for bankruptcy), we specifically reserve for the potential bad debt to reduce the net recognized receivable to the amount we reasonably believe will be collected. The valuation of receivables is performed on a quarterly basis. Amounts considered uncollectible and shown net of an allowance for doubtful accounts were $122,057 and $128,704 at September 30, 2012, and December 31, 2011, respectively.

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

Other Income – During the three and nine months ended September 30, 2012, other income included a gain on forgiveness of debt of $5,522 and $72,419.

ZYTO CORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Basic and Diluted Income (Loss) per Share – Basic income (loss) per share is computed on the basis of the weighted-average number of common shares outstanding during the year. Diluted income (loss) per share is computed on the basis of the weighted-average number of common shares and all dilutive potentially issuable common shares outstanding during the year.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net Income (loss)	$97,613	$(28,397)	$194,467	$(425,787)

Basic Weighted-Average Common Shares Outstanding	34,857,543	34,857,543	34,857,543	34,742,433
Effect of dilutive-securities
Options	1,963,658	-	1,963,658	-
Diluted Weighted-Average Common Shares Outstanding	36,821,201	34,857,543	36,821,201	34,742,433

Basic Income (loss) Per Common Share
Net Income (loss)	-	-	0.01	(0.01)
Diluted Income (loss) Per Common Share
Net Income (loss)	-	-	0.01	(0.01)

Note 3.             Inventory

Inventory consisted of the following as of September 30, 2012, and December 31, 2011:

	September 30,	December 31,
	2012	2011

Raw Materials	$42,952	$4,631
Finished Goods	39,894	12,927
	$82,846	$17,558

ZYTO CORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4.            Property and Equipment

Property and equipment consisted of the following as of September 30, 2012, and December 31, 2011:

	September 30,	December 31,
	2012	2011

Computer equipment	$193,663	$182,678
Furniture and fixtures	98,966	98,966
Production equipment	62,681	62,681
Software	51,160	48,115
	406,470	392,440
Accumulated depreciation	(308,565)	(259,747)
	$97,905	$132,693

Depreciation expense for the three months ended September 30, 2012 and 2011, was $15,302 and $18,121, respectively. Depreciation expense for the nine months ended September 30, 2012 and 2011, was $48,818 and $56,070, respectively.

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, as follows:

Life

Computer equipment	2-3 years
Software	2-3 years
Furniture and fixtures	5-7 years
Production equipment	3-20 years

ZYTO CORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5.            Line of Credit

On December 14, 2010, we renegotiated and amended our existing line of credit with a financial institution. Under this revolving line of credit, as amended, we had $100,000 of available borrowings with a maturity date of December 5, 2011. As of December 31, 2011, the amount drawn on the line totaled $100,000.  The interest rate applied to the unpaid principal balance was 5.25% per annum.

Borrowings under the line were collateralized by a security interest in all of our assets. The line of credit was personally guaranteed by one of our principal officers.

On June 25, 2012 we exchanged our existing line of credit with a financial institution for a promissory note (see Note 6). As of September 30, 2012, and December 31, 2011 the amount drawn on the line totaled $0 and $100,000, respectively.

Note 6.            Notes Payable

On August 1, 2009, we amended and restated the terms of a note payable with InteMedica, LLC. This note bears interest at 12% per annum, with $8,000 due monthly until paid in full. As of September 30, 2012, the note payable was in default. As of September 30, 2012, the note payable balance was $46,942 and accrued interest totaled $8,716.

On June 25, 2012, we exchanged our line of credit (see Note 5) for a promissory note with the same financial institution. This note is secured by one of our principal officer's guarantee, bears interest at 5.27% per annum and requires monthly payments of principal and interest of $1,837 until the maturity date of July 5, 2017. The note is personally guaranteed by one of our principal officers.

Maturities of the long-term promissory note are as follows:

Long-term Debt
2012	$ 4,297
2013	17,768
2014	18,727
2015	19,737
2016	20,802
2017	12,228

On January 28, 2011, we received $50,000 in exchange for a promissory note.  The 18-month note matured on June 28, 2012, and bears interest at 10% per annum. As part of the agreement, we issued the lender 25,000 shares of common stock. We were required to make interest-only payments until the maturity date of June 28, 2012, at which time the full principal amount was payable. This note was amended and restated on July 11, 2012, extending the maturity date to July 31, 2013.

ZYTO CORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Notes payable consisted of the following as of September 30, 2012, and December 31, 2011:

	September 30,	December 31,
	2012	2011

Unsecured note payable to InteMedica, LLC, interest at 12%, monthly payments of $8,000, in default	$46,942	$46,942

Secured note payable to financial institution, interest at 5.27%, monthly payments of $1,837, matures July 5, 2017	93,559	-

Unsecured note payable to shareholder, interest at 10%, interest payments due monthly, principal due at July 31, 2013	50,000	50,000

Total notes payable	190,501	96,942

Less current portion	(118,986)	(96,942)

Long-term portion	$71,515	$-

During the three months ended September 30, 2012 and 2011 we recognized interest expense on notes payable of $3,510 and $2,718, respectively. During the nine months ended September 30, 2012 and 2011 we recognized interest expense on notes payable of $9,301 and $7,674, respectively.

Note 7.            Related Party Note Payable

On March 26, 2012, we executed an amended and restated unsecured promissory note with an officer of the Company for intellectual property and other related technologies, extending the maturity date to December 31, 2013, bearing interest at 7% per annum.

On September 12, 2012, we executed another amended and restated unsecured promissory note with the same Company officer, further extending the maturity date to January 1, 2015, bearing interest at the prime rate plus 1.75% per annum. As of the date of this Report, the interest rate was 5.0%.

ZYTO CORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In conjunction with the amended and restated promissory note, on September 13, 2012, we issued a warrant to purchase 1,000,000 shares of common stock to Vaughn R Cook, Chairman and CEO. The warrant has an exercise price of $0.04 per share and is exercisable through September 13, 2013. This fair value of the warrant was $4,640 computed using the Black-Scholes pricing model with the following assumptions: risk free interest rate of 0.24%, dividend yield of 0.0%, volatility of 28.9% and an expected life of 1 year.

During the three months ended September 30, 2012 and 2011 we recognized interest expense from the promissory notes of $41,164 and $44,110, respectively. During the nine months ended September 30, 2012 and 2011 we recognized interest expense from the promissory notes of $128,903 and $130,892, respectively. During the nine months ended September 30, 2012 and 2011 we paid $34,300 and $48,792 in cash to the Company officer for accrued interest related to the promissory notes, respectively.

Related party note payable consisted of the following as of September 30, 2012, and December 31, 2011:

	September 30,	December 31,
	2012	2011

Unsecured note payable to shareholder, interest at 5%, net of discount of $37,872 and $128,759, respectively	$2,462,128	$2,371,241

Total related party notes payable	2,462,128	2,371,241

Less current portion	-	-

Long-term portion	$2,462,128	$2,371,241

Note 8. Research and Development

During the nine months ended September 30, 2012 and 2011, we capitalized $171,104 and $144,573, respectively, of costs relating to significant enhancements and upgrades to our proprietary software. We capitalize certain software development costs incurred subsequent to the establishment of technological feasibility and amortize those costs over the estimated lives of the related products.

During the three months ended September 30, 2012 and 2011, amortization of these costs was $48,307 and $29,021, respectively. During the nine months ended September 30, 2012 and 2011, amortization of these costs was $131,852 and $75,558, respectively.

During the three months ended September 30, 2012 and 2011, we expensed $74,297 and $40,749 of research and development costs, respectively. During the nine months ended September 30, 2012 and 2011, we expensed $237,695 and $120,727 of research and development costs, respectively. This is recorded in research and development expenses on our condensed consolidated statement of operations.

Amortization is computed on a straight-line basis over the estimated useful lives of the assets. All capitalized software development costs have been amortized over their estimated useful life of 3 years.

ZYTO CORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Future amortization costs related to capitalized research and development are as follows:

2012	$49,861
2013	199,445
2014	89,486
2015	18,040
Total amortization costs	$356,832

Note 9. Commitments and Contingencies

Operating Leases – The Company is obligated under certain non-cancelable operating leases for the rental of office space.  Total lease expense for the three months ended September 30, 2012 and 2011, was $46,946 and $45,578, respectively. Total lease expense for the nine months ended September 30, 2012 and 2011, was $139,480 and $127,301, respectively.

Future minimum lease payments under non-cancelable operating leases are as follows:

2012	$46,946
2013	192,477
2014	32,236
Total minimum payments	$271,659

Note 10. Capital Lease

In October 2010, we entered into a lease agreement for the purpose of financing capital equipment. The lease agreement is payable in 60 monthly payments and bears interest at a rate of 7.00% per annum. The loan amount is collateralized by the equipment leased.

ZYTO CORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Future minimum lease payments under our non-cancelable capital lease are as follows:

For the three months ended December 31, 2012	$1,073
For the year ended December 31, 2013	4,296
For the year ended December 31, 2014	3,430
For the year ended December 31, 2015	-
Total future minimum lease payments	8,799
Amount representing interest	(624)
Present value of future minimum lease payments	8,175
Current portion of capital lease	(4,296)
Capital lease, less current portion	$3,879

Note 11.          Common Stock

There were no issuances of common stock during the nine months ended September 30, 2012.

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

As of September 30, 2012, there were 3,036,342 shares available for issuance under the 2011 Plan.

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

A summary of the status of stock options at September 30, 2012, and changes during the nine months then ended, is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under Option	Exercise	Contractual	Intrinsic
	or Warrant	Price	Life	Value

Outstanding at December 31, 2011	1,954,998	$0.03	9.63	$-
Granted or issued	130,000	0.04	2.35	-
Forfeited	121,340	0.03	-	-
Outstanding at September 30, 2012	1,963,658	0.03	9.18	-

Exercisable at September 30, 2012	681,666	0.03	8.88	-

The fair value of stock options is estimated on the date of grant or issuance using the Black-Scholes option pricing model. The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding prior to exercise. The expected volatility is based on the historical price volatility of our common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related stock options. The dividend yield represents anticipated cash dividends to be paid over the expected life of the stock options. The intrinsic values are based on the September 30, 2012, closing price of $0.03 per share.

ZYTO CORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Generally accepted accounting principles for stock options require the recognition of the cost of services received in exchange for an award of equity instruments in the financial statements, is measured based on the grant date fair value of the award, and requires the compensation expense to be recognized over the period during which an employee or other service provider is required to provide service in exchange for the award (the vesting period). No income tax benefit has been recognized for share-based compensation arrangements and no share-based compensation cost has been capitalized in the accompanying condensed consolidated balance sheets at September 30, 2012, and December 31, 2011.

As of September 30, 2012, there was $23,051 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of approximately 1.98 years. For the three months ended September 30, 2012, we recorded compensation expense related to stock options of $7,161 as a general and administrative expense in our condensed consolidated statement of operations. For the nine months ended September 30, 2012, we recorded compensation expense related to stock options of $19,566 as a general and administrative expense in our condensed consolidated statement of operations. There was no compensation expense related to stock options for the three and nine months ended September 30, 2011.

Note 13.          Concentrations

During the nine months ended September 30, 2012, we purchased approximately 75% of our inventory from two suppliers. During the year ended December 31, 2011, we purchased approximately 83% of our inventory from the same two suppliers. We currently purchase all of our Hand Cradle boards and Hand Cradle shells, important components of our products, from two suppliers. Although there are a limited number of manufacturers of these components, management believes that other suppliers could provide similar components on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely.

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

In April 2012, we added the ‘ZYTO Store’ to our Internet offering to increase the contact we have with our customers and to take us even more directly into the business of Internet transactions.  This new offering will facilitate the exchange of knowledge and experience among members of the ZYTO community.  Our expectation is that healthcare professionals who purchase our products will enhance each other’s clinical effectiveness through this sharing of information.  We collect a portion of the revenue generated through The Store.

Marketed Products

Our technology is designed to be used in a “fee for services” environment.  For example, the Compass is designed to facilitate the sale of health products, whether the healthcare professional charges the client for the biosurvey or not.  In every instance, a significant measure of our customer’s success is the financial benefit our technology provides them.  Proper use of our products by our customers will include the ability to explain the technology, proper placement and operation of the technology and devices, and billing practices.

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

Each stimulus from the computer is referred to as a “VSI”, an acronym for Virtual Stimulus Item.  VSIs are created in the software using a proprietary process wherein a unique binary string, sometimes referred to as a “binary signature,” is generated, converted to a signal, and that signal is then linked to the physical item.   Linking is accomplished using the Tower, a hardware component included in the Elite System which is primarily an array of antennae used to transmit VSI data at the appropriate time.  The computer will output to the Tower the binary signature or frequency of the VSI; the item represented by the VSI is placed in front of the Tower and the two are linked.  The software used in the linking process indicates when the link is complete.  The output at the Tower is in the form of an electromagnetic non-radiating wave.

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

Once this proprietary process is complete, the VSI is used as a stimulus in a scanning sequence called a biosurvey.  VSIs can be created for any number of items including drugs, nutritional supplements, allergens, or homeopathic remedies.  To date, there are approximately fifteen thousand VSIs available in various ZYTO products.  This number varies depending on the product.  Understanding this process is most easily explained by describing the stimulus-response sequence, as follows.

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

For clarity, we have included the following example, which demonstrates how biosurveys are used clinically:  A healthcare professional consults with a client who suffers from a particular ailment for which the healthcare professional may choose one of a number of drugs to treat.  The healthcare professional then organizes, or creates, a biosurvey containing VSIs for all appropriate drug choices.  That biosurvey is then run while the client has his or her hand on the Hand Cradle.  The client’s responses to the items in the biosurvey will be ranked and shown in the final report.  The healthcare professional then takes this data into account when making their prescriptive choice, giving greater consideration to items (drugs) for which the client shows the most positive shift in coherence; the biosurvey allows the healthcare professional to individualize therapy for their clients.

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

The Compass operates similarly to the “Healthcare Professional only” products.  The difference is the presentation of the data in the final report and the VSIs available for inclusion in the biosurvey.  The Compass uses the biosurvey process in the same way as the professional-only line of products, but the Compass final report provides much less detail.  The Compass is sold to “non-professionals” who may not have any medical background or licensure.  For this reason, the Compass report does not identify detail such as specific biomarkers or dR numbers (discussed above).  It is also limited in its flexibility.  Compass operators are only allowed to alter the program by filtering its product library according to their physical product inventory.  If the inventory filter is used, the Compass biosurvey will only use the VSIs for products the operator indicates are part of his/her product inventory.

The Compass biosurvey first records the body’s responses to a number of neutral VSIs and calculates what is referred to as “Range.”  Range is a dynamic dR value that is used as the point beyond which responses should be noted.   Next, 75 VSIs referred to as biomarkers are scanned.  These VSIs are representative of anatomical components of the body.  The results of this part of the biosurvey are displayed graphically in what is called a “Stress Profile.”  VSIs that generate the most aggressive responses are plotted outside a range circle and are considered “out of range.”  Next, VSIs for a number of products are scanned and ranked according to the body’s responses.  Those generating the most positive response are then used in what is called a balancing rescan process where additional product VSIs are added to the scanning process until all out of range biomarker VSIs respond less aggressively and move into range.

The intent of this scanning process is to provide information that is helpful to the end consumer when choosing what supplements to buy.

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

EVOX

The EVOX is a perception reframing tool and is sold only to healthcare professionals.  It comes with a Hand Cradle for the purpose of running biosurveys and is used with a headset that plugs into the computer.  The EVOX measures the frequencies (energy) in the voice and uses that information to facilitate what is called perception reframing.

Information carried in the voice exceeds the words spoken.  For example, with a phone call from a stranger, in a very few seconds the receiver will likely know the caller’s gender, race, approximate age, general health, and what part of the world they lived in when they were young (their accent).  All this non-articulated information is carried in the voice.  Non-articulated information varies with each topic.  In addition to age, gender, and other information, voice carries attitudes, memories, and beliefs.  In short, voice carries perception.

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

Results of Operations

Three Months Ended September 30, 2012, compared to Three Months Ended September 30, 2011

	For the Three Months Ended
	September 30, 2012 (Unaudited)	September 30, 2011 (Unaudited)
Statement of Operations Data:
Revenues, net	$1,179,895	$993,411
Cost of sales	28,238	53,326
Gross profit	1,151,657	940,085
Total operating expenses	971,361	873,444
Other expense	(82,683)	(95,038)
Net income (loss)	97,613	(28,397)
Net income (loss) per share	0.00	(0.00)

Revenues

Total revenues for the three months ended September 30, 2012, were $1,179,895, compared to $993,411 for the three months ended September 30, 2011, reflecting an increase of $186,484, or 18.8 percent.

Healthcare Professional Product Line

Revenues generated through our Healthcare Professional product line for the three months ended September 30, 2012, were $775,696, compared to $685,802 for the three months ended September 30, 2011, reflecting an increase of $89,894, or 13.1 percent.

Our Select product sales for the three months ended September 30, 2012, were $138,000 compared to $46,050 for the three months ended September 30, 2011, reflecting an increase of $91,950, or 199.67 percent. This was a result of increased promotion of our Select product. Our Balance product sales for the three months ended September 30, 2012, were $13,731, compared to $27,504 for the three months ended September 30, 2011, reflecting a decrease of $13,773, or 50.1 percent. This was primarily due to a reduction in travel and expenses related to promoting our Balance product.

Our Elite product sales for the three months ended September 30, 2012, were $258,000 compared to $268,875 for the three months ended September 30, 2011, reflecting a decrease of $10,875, or 4.0 percent. The primary reason for the decrease in sales of our Elite product had to do with the Select product becoming more stable within past twelve months.  The Select price point is attractive to customers who want to implement ZYTO Technology into their practice, but cannot afford the Elite.  We often find customers will start with the Select product and then upgrade to the Elite product at a later date.  Our EVOX product sales for the three months ended September 30, 2012, were $103,500, compared to $115,404 for the three months ended September 30, 2011, reflecting a decrease of $11,904, or 10.3 percent.  The primary reason for the decrease was less emphasis on selling the EVOX compared to the Select.

Our virtual clinic Hand Cradle sales for the three months ended September 30, 2012, increased $7,390, compared to the three months ended September 30, 2011. The increase was due to an increase in customers using remote scans in their clinics.

Professional subscription revenue for the three months ended September 30, 2012, increased $14,878, compared to the three months ended September 30, 2011. The increase in subscription revenues generated through our Healthcare Professional product line is attributable to our existing customers continuing to pay their monthly subscription fees and a steady increase of subscribers.

Compass Product Line

Revenues generated through our Compass product line for the three months ended September 30, 2012, were $489,070, compared to $403,050 for the three months ended September 30, 2011, reflecting an increase of $86,020, or 21.3 percent.

The increase in revenues generated through our Compass product line is primarily attributable to a volume increase in our Compass sales of $42,294, and by an increase in our monthly subscription fees of $44,584 for the three months ended September 30, 2012 when compared to the three months ended September 30, 2011.   The increase in subscription revenues generated through our Compass product line is attributable to our existing customers continuing to pay their monthly subscription fees and a steady increase of subscribers.

Cost of Sales

Cost of sales for the three months ended September 30, 2012, were $28,238, compared to $53,326 for the three months ended September 30, 2011, reflecting a decrease of $25,088, or 47.1 percent. The decrease in cost of sales is primarily a result of lower Balance sales, and an increase in Select product sales, which have a higher gross margin.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended September 30, 2012, were $628,384, compared to $380,927 for the three months ended September 30, 2011, reflecting an increase of $247,457, or 65.0 percent. More of our professional sales were a result of referrals. As a result, our external commissions increased. During the quarter, we held more conference workshops to promote the exposure of our biosurveys and professional line of products, which increased our conference expenses. We also increased our personnel costs, including hiring additional trainers and sales coordinators to increase the quality of our customer service.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2012, were $268,680, compared to $451,768 for the three months ended September 30, 2011, reflecting a decrease of $183,088 or 40.5 percent. The primary factors relating to the decrease were a reduction in salaries and wages and professional fees.

Research and Development

Research and development expenses for the three months ended September 30, 2012, were $74,297, compared to $40,749 for the three months ended September 30, 2011, reflecting an increase of $33,548, or 82.3 percent. Included in research and development expense is non-cash amortization of $48,307 and $29,021 for the three months ended September 30, 2012 and 2011. The remaining increase was primarily due to increased salaries and related costs due to hiring an additional programmer, and an increase in the time spent on improving our current software.

Other Income (Expense)

Interest expense for the three months ended September 30, 2012, was $88,205, compared to $89,661 for the three months ended September 30, 2011, reflecting a decrease of $1,456, or 1.6 percent. Interest expense is comprised of the interest on our line of credit, notes payable and related party notes payable as discussed in Notes 5, 6 and 7.

Net Income/Loss

Our net income for the three months ended September 30, 2012, was $97,613, compared to a loss of $28,397 for the three months ended September 30, 2011, reflecting an increase of $126,010.  The net income for the three months ended September 30, 2012, is a direct result of the increase in revenues, as explained in the preceding paragraphs.

Nine Months Ended September 30, 2012, compared to Nine Months Ended September 30, 2011

	For the Nine Months Ended
	September 30, 2012 (Unaudited)	September 30, 2011 (Unaudited)
Statement of Operations Data:
Revenues, net	$3,664,021	$2,976,701
Cost of sales	185,156	177,176
Gross profit	3,478,865	2,799,525
Total operating expenses	3,089,135	2,962,280
Other expense	(195,263)	(263,032)
Net income (loss)	194,467	(425,787)
Net income (loss) per share	0.01	(0.01)

Revenues

Total revenues for the nine months ended September 30, 2012, were $3,664,021, compared to $2,976,701 for the nine months ended September 30, 2011, reflecting an increase of $687,320, or 23.1 percent.

Healthcare Professional Product Line

Revenues generated through our Healthcare Professional product line for the nine months ended September 30, 2012, were $2,353,412, compared to $1,976,207 for the nine months ended September 30, 2011, reflecting an increase of $377,205, or 19.1 percent.

Our Elite product sales for the nine months ended September 30, 2012, were $828,700, compared to $693,135 for the nine months ended September 30, 2011, reflecting an increase of $135,565, or 19.6 percent. The increase in Elite product sales was primarily due to a special financing promotion during the month of February, 2012. Our EVOX product sales for the nine months ended September 30, 2012, were $351,072, compared to $380,554 for the nine months ended September 30, 2011, reflecting a decrease of $29,482, or 7.7 percent. The primary reason for the decrease in sales of the EVOX product had to do with a decrease in sales of our EVOX product during our Annual Conference held on May 4-5, 2012.

Our Select product sales for the nine months ended September 30, 2012, were $367,303, compared to $86,325 for the nine months ended September 30, 2011, reflecting an increase of $280,978, or 325.5 percent. This was a result of the introduction of our Select product in May 2011, and increased promotion of the Select, as well as an increase in sales of the Select product at our Annual Conference held on May 4-5, 2012. Our Balance product sales for the nine months ended September 30, 2012, were $43,985, compared to $125,622 for the nine months ended September 30, 2011, reflecting a decrease of $81,637, or 65.0 percent. This was primarily due to a reduction in travel and expenses related to promoting our Balance product.

Our virtual clinic Hand Cradle sales for the nine months ended September 30, 2012, increased $92,810, compared to the nine months ended September 30, 2011. This was primarily due to a grace period we extended to customers to purchase virtual clinic Hand Cradles before implementing a price increase in June 2012.

Professional subscription revenue for the nine months ended September 30, 2012, increased $86,333, compared to the nine months ended September 30, 2011. The increase in subscription revenues generated through our Healthcare Professional product line is attributable to our existing customers continuing to pay their monthly subscription fees and a steady increase of subscribers.

Compass Product Line

Revenues generated through our Compass product line for the nine months ended September 30, 2012, were $1,437,276, compared to $1,249,197 for the nine months ended September 30, 2011, reflecting an increase of $188,079 or 15.1 percent.

The increase in revenues generated through our Compass product line is primarily attributable to a volume increase in our Compass sales of $93,677, and by an increase in our monthly subscription fees of $106,808.   The increase in subscription revenues generated through our Compass product line is attributable to our existing customers continuing to pay their monthly subscription fees and a steady increase of subscribers.

Cost of Sales

Cost of sales for the nine months ended September 30, 2012, were $185,156, compared to $177,176 for the nine months ended September 30, 2011, reflecting an increase of $7,980, or 4.3 percent. This increase was primarily due to a volume increase in our virtual Hand Cradle sales, which has a lower gross margin than our other professional products.

Selling and Marketing Expenses

Selling and marketing expenses for the nine months ended September 30, 2012, were $1,531,126, compared to $1,468,257 for the nine months ended September 30, 2011, reflecting an increase of $62,869, or 4.3 percent. This increase was primarily attributable to an increase in personnel costs and external commissions.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2012, were $1,320,314, compared to $1,373,296 for the nine months ended September 30, 2011, reflecting a decrease of $52,982, or 3.9 percent.   The primary factor relating to the decrease was a decrease in salaries and wages.

Research and Development

Research and development expenses for the nine months ended September 30, 2012, were $237,695, compared to $120,727 for the nine months ended September 30, 2011, reflecting an increase of $116,968, or 96.9 percent. Included in research and development expense is non-cash amortization of $131,852 and $75,558 for the nine months ended September 30, 2012 and 2011. The increase was primarily due to hiring an additional programmer, an increase in amortization expenses, and an increase in the time spent on improving our current software.

Other Income (Expense)

Other expense for the nine months ended September 30, 2012, is comprised of other income and interest expense.  Included in other income was $72,419 during the nine months ended September 30, 2012, resulting from forgiveness of debt.

Interest expense was $267,682, compared to $257,655 for the nine months ended September 30, 2011, reflecting an increase of $10,027, or 3.9 percent. Interest expense is comprised of the interest on our line of credit, notes payable and related party notes payable as discussed in Notes 5, 6 and 7.

Net Income/Loss

Our net income for the nine months ended September 30, 2012, was $194,467, compared to a loss of $425,787 for the nine months ended September 30, 2011, reflecting an increase of $620,254.  The net income for the nine months ended September 30, 2012, is a direct result of the increase in revenues, as explained in the preceding paragraphs.

Liquidity and Capital Resources

Our sources of liquidity have historically been cash from operations, a working capital line of credit, and debt and equity financing.

As of September 30, 2012, we had cash and cash equivalents of $119,709, current liabilities of $1,299,625, and total current assets of $574,077, with our current liabilities exceeding current assets by $725,548.

Cash Flow

	For the Nine Months Ended September 30,
	2012	2011
Net cash provided by (used in):
Operating activities	$229,563	$133,343
Investing activities	(185,134)	(166,978)
Financing activities	(12,084)	48,055
Net increase in cash	32,345	14,420

Operating activities:

Cash provided by operating activities was $229,563 and $133,343 for the nine months ended September 30, 2012 and 2011, respectively.

Net cash provided by operating activities during the nine months ended September 30, 2012, consisted of our net income of $194,467, non-cash expenses for depreciation and amortization of $180,671, amortization of debt discount of $96,570, share-based compensation of $19,565, and provision of bad debt of $70,557,which was offset by a change in working capital items of ($332,267).

Net cash provided by operating activities during the nine months ended September 30, 2011, consisted of our net loss of $425,787, which was offset by non-cash expenses of depreciation and amortization of $131,628, changes in amortization of debt discount of $96,570, contingency loss of $10,000, provision of bad debt of $33,851, share-based compensation of $55,540, and a change in working capital of $231,541.

Investing activities:

Cash used in investing activities was $185,134 during the nine months ended September 30, 2012, which included $14,030 for property, plant, and equipment purchases, and $171,104 for capitalizing costs relating to significant enhancements and upgrades to our proprietary software.

Cash used in investing activities was $166,978 during the nine months ended September 30, 2011, which included $22,405 for property, plant, and equipment purchases, and $144,573 for capitalizing costs relating to significant enhancements and upgrades to our proprietary software.

Financing activities:

Cash used in financing activities was $12,084 during the nine months ended September 30, 2012, which consisted of principal payments on our line of credit of $7,555 and principal payments on our notes payable of $4,529.

Cash provided by financing activities was $48,055 during the nine months ended September 30, 2011, which included principal payments on notes payable of $1,945, and proceeds from notes payable of $50,000.

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

Revenue recognition

We recognize revenue from customers upon the delivery of system hardware.  At the time payment is received, the system hardware is shipped and the customer receives an e-mail which includes a link to download the software.  Upon shipment, the customer has no right of return, and the transaction is final.  Thirty days from the date of purchase, the customer is required to pay a monthly subscription fee for the software to remain active.  Subscription revenue is recognized upon the performance of services.  In the event the customer cancels the monthly subscription or the monthly subscription fee is not received, the software automatically deactivates and the equipment is no longer functional.

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

As of September 30, 2012, and December 31, 2011, we had accumulated deficits of $7,912,954 and $8,107,421 respectively.

During the nine months ended September 30, 2012 and 2011, we recognized net income of $194,467 and a net loss of $425,787, respectively.

As of September 30, 2012, and December 31, 2011, our current liabilities exceeded our current assets by $725,548 and $1,016,852, respectively.

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

In April 2012, we added the “ZYTO Store” to our Internet offering to increase the contact we have with our customers and to take us even more directly into the business of Internet transactions.  This new offering will facilitate the exchange of knowledge and experience among members of the ZYTO community.  Our expectation is that healthcare professionals who purchase our products will enhance each other’s clinical effectiveness through this sharing of information.  We collect a portion of the revenue generated through The ZYTO Store.

We capitalize all salaries and associated expenses relating to significant enhancements and upgrades to our proprietary software.  Each employee who is involved in the development process is required to maintain a detailed accounting of his or her time as it relates specifically to enhancements and upgrades to our proprietary software.  As of September 30, 2012, the total amount capitalized was $598,334, of which $241,502 has been amortized for a balance of $356,832.

During the nine months ended September 30, 2012 and 2011, we capitalized $171,104 and $144,573, respectively, of costs relating to significant enhancements and upgrades to our proprietary software. We capitalize certain software development costs incurred subsequent to the establishment of technological feasibility and amortize those costs over the estimated lives of the related products of three years. During the nine months ended September 30, 2012 and 2011, amortization of these costs was $131,852 and $75,558, respectively.

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

We account for intangible assets under the applicable guidelines of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 350, “Intangibles – Goodwill and Other” and FASB ASC 360, “Property, Plant, and Equipment.” Where intangible assets have finite lives, they are amortized over their useful life unless factors exist to indicate that the asset has been impaired. We evaluate if the assets are impaired annually or on an interim basis if an event occurs or circumstances change to suggest that the assets value has diminished. Under FASB ASC 360, when deemed necessary, we complete the evaluation of the recoverability of its long-lived assets by comparing the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future undiscounted cash flows of long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values. Under FASB ASC 360 intangible assets with indefinite useful lives are required to be tested annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. As of September 30, 2012, we had not recognized any impairment.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2012, there were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds.

On September 13, 2012, we granted a warrant to purchase 1,000,000 shares of common stock to Vaughn R Cook, our Chairman and CEO, in exchange for amending and restating the terms of a related party promissory note. This warrant had an exercise price of $0.04 per share and was exercisable through September 13, 2013.

The transaction of unregistered securities listed above did not involve a public offering or general solicitation of offers or sales.  The transaction was accomplished pursuant to and in reliance on the private offering exemption from registration under Section 4(2) of the Securities Act and rules promulgated thereunder.

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

Date:  November 14, 2012